Form 10-Q
period 2008-10-31
Color Accents Holdings, Inc.
filed 2008-12-15
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

COLOR ACCENTS HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-153536
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

813 Woodburn Road, Raleigh, NC 27605
 (Address of Principal Executive Offices)
 _______________

(919) 376-0558
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of December 12, 2008: 6,527,500 shares of Common Stock.

COLOR ACCENTS HOLDINGS, INC.

FORM 10-Q

October 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED) AND JULY 31, 2008

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO OCTOBER 31, 2008. (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO OCTOBER 31, 2008. (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	October 31, 2008	July 31, 2008
	(Unaudited)

Current Assets
Cash	$91,037	$142,639

Total Assets	$91,037	$142,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$425	$12,500
Total Liabilities	425	12,500

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,527,500
issued and outstanding	653	653
Additional paid-in capital	155,197	153,897
Deficit accumulated during the development stage	(65,238)	(24,411)

Total Stockholders' Equity	90,612	130,139

Total Liabilities and Stockholders' Equity	$91,037	$142,639

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

		For the Period
	For the Three Months Ended	From April 28, 2008 (Inception) to
	October 31, 2008	October 31, 2008

Revenue	$-	$-

Operating Expenses
Professional fees	23,023	35,523
General and administrative	17,804	29,715
Total Operating Expenses	40,827	65,238

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(40,827)	(65,238)

Provision for Income Taxes	-	-

NET LOSS	$(40,827)	$(65,238)

Net Loss Per Share - Basic and Diluted	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,527,500

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
For the Period from April 28, 2008 (Inception) to October 31, 2008
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance April 28, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	5,000,000	500	-	-	500

Common stock issued for cash ($0.10/Sh)	-	-	1,527,500	153	152,597	-	152,750

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the period April 28, 2008 (inception) to July 31, 2008	-	-	-	-	-	(24,411)	(24,411)

Balance, July 31, 2008	-	-	6,527,500	653	153,897	(24,411)	130,139

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the three months ended October 31, 2008	-	-	-	-	-	(40,827)	(40,827)

Balance, October 31, 2008	-	$-	6,527,500	$653	$155,197	$(65,238)	$90,612

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the Period
	Three Months Ended	From April 28, 2008 (Inception) to
	October 31, 2008	October 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(40,827)	$(65,238)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	500
In-kind contribution of services	1,300	2,600
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	(12,075)	425
Net Cash Used In Operating Activities	(51,602)	(61,713)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	152,750
Net Cash Provided by Financing Activities	-	152,750

Net Increase/(Decrease) in Cash	(51,602)	91,037

Cash at Beginning of Period	142,639	-

Cash at End of Period	$91,037	$91,037

Supplemental disclosure of cash flow information:

Cash paid for interest	$-
Cash paid for taxes	$-

See accompanying notes to condensed consolidated unaudited financial statements

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying 2008 consolidated financial statements include the accounts of Color Accents Holdings, Inc. from April 28, 2008 (inception) and its 100% owned subsidiary Color Accents, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 2(D)).

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2008 the Company had no cash equivalents.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

 (E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2008 there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 and $42,639 in excess of FDIC insurance limits as of October 31, 2008 and July 31, 2008, respectively.  In October of 2008, the FDIC increased the insurance limits on deposits to $250,000 per depositor.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

(J) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financialguarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thing those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock issued for Cash

For the period from April 28, 2008 (inception) through July 31, 2008, the Company issued 1,527,500 shares of common stock for $152,750 ($0.10/share).

(B) Stock Issued for Services

On April 28, 2008, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

(C) In-Kind Contribution of services

For the three months ended October 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300.  (See Note 4)

For the period from April 28, 2008 (inception) through July 31, 2008 the shareholder of the Company contributed services having a fair value of $1,300. (See Note 4)

(D) Acquisition Agreement

On June 27, 2008, Color Accents Holding, Inc. consummated an agreement with Color Accents, Inc., pursuant to which Color Accents, Inc. exchanged all of its common stock for 6,527,500 shares or approximately 100% of the common stock of Color Accents Holdings, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

NOTE 3	COMMITMENTS

On June 1, 2008 the Company entered into a consulting agreement which provides for the design and development of the Company’s website.  The Company is required to pay an hourly rate of $45 per hour for the services rendered plus out of pocket expenses. The term of the agreement is one year; however, either party has a right to terminate at any time, by giving a ten day notice of termination.

On June 15, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning June 15, 2008.  The agreement will remain in effect until cancelled by either party.

NOTE 4	RELATED PARTY TRANSACTIONS

As of October 31, 2008 the shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(C)).

NOTE 5	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no operations and has a net loss since inception of $65,238 and used cash in operations of $61,713 for the period from April 28, 2008 (inception) to October 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company has not begun operations, and we require outside capital to implement our business model.

1.             All business functions will be coordinated and managed by our founder, including marketing, finance and operations. We intend to hire a part-time employee to facilitate with the acquisition of contracts and assist in targeted marketing implementation. The time commitment of the position will depend upon the aggressiveness of our product launch, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

2.             We intend to launch a targeted marketing campaign focusing on trade show participation, media promotions and public relations. We intent to support these marketing efforts through the development of high quality printed marketing materials and an attractive and informative trade and consumer website, www.coloraccents.com. We expect the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting and inventory management software.

3.             Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate revenues from our marketing activities and targeted media approach.

If we are unable to generate sufficient contracts or generate significant interest for our clinical trial services, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Results of Operations

For the period from inception through October 31, 2008, we had no revenue. Expenses for the period totaled $40,827 resulting in a net loss of $40,827.

Capital Resources and Liquidity

As of October 31, 2008 we have $91,037 cash on hand. Currently, our general and administrative costs average approximately are $5,000 per month and we expect to spend an additional $10,000 for marketing purposes and $5,000 for development of our website during the next twelve months. In addition, we expect to incur legal, accounting and audit fees to cover our SEC filings during the next twelve months.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. While we currently have no plans to expand our business beyond our business operations set forth herein, we may decide in the future to expand which would cause our cash requirements to increase. If we require additional cash for expansion or if our expenses increase unexpectedly, we would attempt to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thing those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position

Critical Accounting Policy

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Diane Pyun, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Ms. Pyun concluded that our disclosure controls and procedures were effective as of October 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOR ACCENTS HOLDINGS, INC.

Date: December 12, 2008	By:	/s/ Diane Pyun
Diane Pyun
Chief Executive Officer, Chief Financial Officer