Form 10-Q
period 2009-01-31
Color Accents Holdings, Inc.
filed 2009-03-16
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of March 12, 2009: 6,527,500 shares of Common Stock.

COLOR ACCENTS HOLDINGS, INC.

FORM 10-Q

January 31, 2009

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

SIGNATURE

Item 1. Financial Information

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2009 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	January 31, 2009	July 31, 2008
	(Unaudited)

Current Assets
Cash	$64,597	$142,639
Prepaid expense	2,500	0

Total Assets	$67,097	$142,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,228	$12,500
Total Liabilities	4,228	12,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,527,500
and 6,527,500 shares issued and outstanding, respectively	653	653
Additional paid-in capital	156,497	153,897
Deficit accumulated during the development stage	(94,281)	(24,411)

Total Stockholders' Equity	62,869	130,139

Total Liabilities and Stockholders' Equity	$67,097	$142,639

See accompanying notes to condensed consolidated unaudited financial statement

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the Period
	For the Three Months Ended	For the Six Months Ended	From April 28, 2008 (Inception) to
	January 31, 2009	January 31, 2009	January 31, 2009

Revenue	$-	$-	$-

Operating Expenses
Professional fees	14,636	37,659	50,159
General and administrative	14,407	32,211	44,122
Total Operating Expenses	29,043	69,870	94,281

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,043)	(69,870)	(94,281)

Provision for Income Taxes	-	-	-

NET LOSS	$(29,043)	$(69,870)	$(94,281)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,527,500	6,527,500

See accompanying notes to condensed consolidated unaudited financial statement

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
For the Period from April 28, 2008 (Inception) to January 31, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance April 28, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	5,000,000	500	-	-	500

Common stock issued for cash ($0.10/Sh)	-	-	1,527,500	153	152,597	-	152,750

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the period April 28, 2008 (inception) to July 31, 2008	-	-	-	-	-	(24,411)	(24,411)

Balance, July 31, 2008	-	-	6,527,500	653	153,897	(24,411)	130,139

In kind contribution of services	-	-	-	-	2,600	-	2,600

Net loss for the six months ended January 31, 2009	-	-	-	-	-	(69,870)	(69,870)

Balance, January 31, 2009	-	$-	6,527,500	$653	$156,497	$(94,281)	$62,869

See accompanying notes to condensed consolidated unaudited financial statement

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		For the Period
	For the Six Months Ended	From April 28, 2008 (Inception) to
	January 31, 2009	January 31, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(69,870)	$(94,281)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	500
In-kind contribution of services	2,600	3,900
Changes in operating assets and liabilities:
Increase in prepaid expense	(2,500)	(2,500)
Increase/(Decrease) in accounts payable	(8,272)	4,228
Net Cash Used In Operating Activities	(78,042)	(88,153)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	152,750
Net Cash Provided by Financing Activities	-	152,750

Net Increase (Decrease) in Cash	(78,042)	64,597

Cash at Beginning of Period	142,639	-

Cash at End of Period	$64,597	$64,597

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statement

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(B) Principles of Consolidation

The accompanying 2009 and 2008 condensed consolidated financial statements include the accounts of Color Accents Holdings, Inc. from April 28, 2008 (inception) and its 100% owned subsidiary Color Accents, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 2(D)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2009, there were no common share equivalents outstanding.

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

(H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 and $42,639 in excess of FDIC insurance limits as of January 31, 2009 and July 31, 2008, respectively.  In October of 2008, the FDIC increased the insurance limits on deposits to $250,000 per depositor.

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
AS OF JANUARY 31, 2009
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

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financialguarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thing those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 STOCKHOLDERS’ EQUITY

(A)Common Stock Issued for Cash

For the period from April 28, 2008 (inception) through July 31, 2008, the Company issued 1,527,500 shares of common stock for $152,750 ($0.10/share).

(B) Stock Issued for Services

On April 28, 2008, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

(C) In-Kind Contribution of Services

For the six months ended January 31, 2009, the shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the period from April 28, 2008 (inception) through July 31, 2008 the shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

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

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

NOTE 3 COMMITMENTS

On June 1, 2008, the Company entered into a consulting agreement which provides for the design and development of the Company’s website.  The Company is required to pay an hourly rate of $45 per hour for the services rendered plus out of pocket expenses. The term of the agreement is one year; however, either party has a right to terminate at any time, by giving a ten day notice of termination.

On June 15, 2008, the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning June 15, 2008.  The agreement will remain in effect until cancelled by either party.

NOTE 4 RELATED PARTY TRANSACTIONS

As of January 31, 2009, the shareholder of the Company contributed services having a fair value of $3,900 (See Note 2(C)).

NOTE 5 GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage with no operations and has a net loss since inception of $94,281 and used cash in operations of $88,153 for the period from April 28, 2008 (inception) to January 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the period from inception through January 31, 2009, we had no revenue. Expenses for the period totaled $29,043 resulting in a net loss of $29,043.

Capital Resources and Liquidity

As of January 31, 2009 we have $64,597 cash on hand. Currently, our general and administrative costs are $14,407 and our professional fees are $14,636 per quarter.  We expect to spend an additional $10,000 for marketing purposes and $5,000 for development of our website during the next twelve months. In addition, we expect to incur legal, accounting and audit fees to cover our SEC filings during the next twelve months.

Based upon the above, we believe that we not have enough cash to support our current daily operations while we are attempting to commence operations and produce revenues. While we currently have no plans to expand our business beyond our business operations set forth herein, we may decide in the future to expand which would cause our cash requirements to increase. If we require additional cash for expansion or if our expenses increase unexpectedly, we would attempt to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

COLOR ACCENTS HOLDINGS, INC.

Date: March 12, 2009	By:	/s/ Diane Pyun
Diane Pyun
Chief Executive Officer, Chief Financial Officer