Form 10-Q
period 2009-04-30
Color Accents Holdings, Inc.
filed 2009-06-15
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 15, 2009:  6,527,500 shares of Common Stock.

COLOR ACCENTS HOLDINGS, INC.

FORM 10-Q

April 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURE

Item 1. Financial Information

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO APRIL 30, 2008, AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGE	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2009, FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO APRIL 30, 2008 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	April 30, 2009	July 31, 2008
	(Unaudited)

Current Assets
Cash	$27,435	$142,639
Prepaid expenses	7,500	-

Total Assets	$34,935	$142,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,946	$12,500
Customer deposits	191	-
Total Liabilities	2,137	12,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,527,500
and 6,527,500 shares issued and outstanding, respectively	653	653
Additional paid-in capital	157,797	153,897
Deficit accumulated during the development stage	(125,652)	(24,411)

Total Stockholders' Equity	32,798	130,139

Total Liabilities and Stockholders' Equity	$34,935	$142,639

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

		For the Period		For the Period
	For the Three Months Ended	From April 28, 2008 (Inception) to	For the Nine Months Ended	From April 28, 2008 (Inception) to
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2009

Revenue	$5,576	$-	$5,576	$5,576

Cost of Revenue	5,576	-	5,576	5,576

Gross Profit	-	-	-	-

Operating Expenses
Professional fees	7,181	-	44,840	57,340
General and administrative	24,190	-	56,401	68,312
Total Operating Expenses	31,371	-	101,241	125,652

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,371)	-	(101,241)	(125,652)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(31,371)	$-	$(101,241)	$(125,652)

Net Loss Per Share - Basic and Diluted	$(0.00)	$-	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,527,500	-	6,527,500

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
For the Period from April 28, 2008 (Inception) to April 30, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance April 28, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	5,000,000	500	-	-	500

Common stock issued for cash ($0.10/Sh)	-	-	1,527,500	153	152,597	-	152,750

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the period April 28, 2008 (inception) to July 31, 2008	-	-	-	-	-	(24,411)	(24,411)

Balance, July 31, 2008	-	-	6,527,500	653	153,897	(24,411)	130,139

In kind contribution of services	-	-	-	-	3,900	-	3,900

Net loss for the nine months ended April 30, 2009	-	-	-	-	-	(101,241)	(101,241)

Balance, April 30, 2009	-	$-	6,527,500	$653	$157,797	$(125,652)	$32,798

See accompanying notes to condensed consolidated unaudited financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		For the Period	For the Period
	For the Nine Months Ended	From April 28, 2008 (Inception) to	From April 28, 2008 (Inception) to
	April 30, 2009	April 30, 2008	April 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(101,241)	$-	$(125,652)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	3,900	-	5,200
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(7,500)	-	(7,500)
Increase/(Decrease) in accounts payable	(10,554)	-	1,946
Increase in customer deposits	191	-	191
Net Cash Used In Operating Activities	(115,204)	-	(125,315)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	152,750
Net Cash Provided by Financing Activities	-	-	152,750

Net Increase (Decrease) in Cash	(115,204)	-	27,435

Cash at Beginning of Period	142,639	-	-

Cash at End of Period	$27,435	$-	$27,435

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
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

(B) Principles of Consolidation

The accompanying 2009 consolidated financial statements include the accounts of Color Accents Holdings, Inc. from April 28, 2008 (inception) and its 100% owned subsidiary Color Accents, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 2(D)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)

 (E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2009 and 2008, there were no common share equivalents outstanding.

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

(H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 and $42,639 in excess of FDIC insurance limits as of April 30, 2009 and July 31, 2008, respectively.  In October of 2008, the FDIC increased the insurance limits on deposits to $250,000 per depositor.

(I) Revenue Recognition

The Company’s revenue is derived solely from services and is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)

(J) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position

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

(C) In-Kind Contribution of services

For the nine months ended April 30, 2009, the shareholder of the Company contributed services having a fair value of $3,900.  (See Note 4)

For the period from April 28, 2008 (inception) through July 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300. (See Note 4)

(D) Acquisition Agreement

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
AS OF APRIL 30, 2009
(UNAUDITED)

NOTE 3     COMMITMENTS

On June 15, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning June 15, 2008.  The agreement will remain in effect until cancelled by either party.

NOTE 4     RELATED PARTY TRANSACTIONS

As of April 30, 2009, the shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(C)).

NOTE 5     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage with no operations and has a net loss since inception of $125,652 and used cash in operations of $125,315 for the period from April 28, 2008 (inception) to April 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Results of Operations

For the period from inception through April 30, 2009, we had $5,576 in revenue and $5,576 in cost of sales, resulting in no profit margin through April 30, 2009. Expenses for the three months ending April 30, 2009 totaled $31,371 resulting in a net loss of $31,371.  Expenses for the period were comprised of costs of professional fees of $7,181 and general and administrative expenses of $24,190.

For the nine months ended April 30, 2009, we recognized a net loss of $101,241. Expenses for the period were comprised of costs of professional fees of $44,840 and general and administrative expenses of $56,401.

Since inception, April 28, 2008 we recognized a net loss of $126,652. Expenses for the period were comprised of costs of professional fees of $57,340 and general and administrative expenses of $68,312.

Capital Resources and Liquidity

As of April 30, 2009 we have $27,435 cash on hand. Currently, our general and administrative costs are $24,190 and our professional fees are $7,181 for the three months ended April 30, 2009.  We expect to spend an additional $10,000 for marketing purposes and $5,000 for development of our website during the next twelve months. In addition, we expect to incur legal, accounting and audit fees to cover our SEC filings during the next twelve months.

Based upon the above, we believe that we do not have enough cash to support our current daily operations for the next twelve months of operations while we are attempting to commence operations and produce revenues. While we currently have no plans to expand our business beyond our business operations set forth herein, we may decide in the future to expand which would cause our cash requirements to increase. If we require additional cash for expansion or if our expenses increase unexpectedly, we would attempt to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policy

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thing those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position

Off-Balance Sheet Arrangements

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

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

COLOR ACCENTS HOLDINGS, INC.

Date: June 15, 2009	By:	/s/ Diane Pyun
Diane Pyun
Chief Executive Officer, Chief Financial Officer