Form 10-K
period 2009-07-31
Color Accents Holdings, Inc.
filed 2009-09-21
CIK 1445356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153536

COLOR ACCENTS HOLDINGS, INC.
 (Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

813 Woodburn Road Raleigh, NC	27605
(Address of principal executive offices)	(Zip Code)

(919) 376-0558
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: None.

Number of shares of the registrant’s common stock outstanding as of September 14, 2009 was 6,527,500.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.   Business.

General

Color Accents Holdings, Inc. (“Color Accents” or the “Company”) plans to offer services that will cover everything from color analysis to interior redesign and home staging.  We will be assisting clients with interior design consultation, interior redesign, home staging, property evaluation, color analysis, window treatments, decorative faux painting, furniture placement, flooring and installation, granite counter top overlay, redesign and staging classes.  We will deal in residential and commercial projects. We are in the process of developing a website that will link to the entire housing industry.

Services

We will base our expertise on first assessing the client’s space needs with a critical eye on the architectural elements. We will address common decorating mistakes which include the following:

●	Color
●	Furniture Placement
●	Accessory Balance
●	Wall décor
●	Light Function

Suggestions will be made and the customer will decide which elements to change.  Fees will be based on simple color consult or entire room redesign.  Many contracts start with one room with future rooms based on client’s budget.  Each painting project will be followed up with final walk through.

We will be certified interior redesign/home staging specialist and will offer the following:

●	Consultation in color and window treatment trends
●	Faux painting instruction
●	Color Analysis with paint projects
●	Interior Redesign
●	Home Staging
●	Training Options

Interior Design and Redesign Services

We work with new and existing home furnishings and implement our design and redesign tactics to create a new environment.  This will include:

●	Color Consultation
●	Faux Painting
●	Blind and Shades
●	Window Treatments
●	Furniture Placement
●	Clutter Coaching
●	Carpet and Hard Surface Floors
●	Lighting
●	Custom Floral Arrangement
●	Surprise Design Packages
●	Gift Certificates

Home Staging Services

We plan to have several different programs available to assist any need or budget to the homeowner or real estate professional.  We plan to have a package tailored to suit the clients’ needs.

We plan to provide home staging services and kits that will include:

●	Simple Home Prep List
●	Furniture Arrangement
●	Clutter Clearing
●	Furniture Rentals
●	Neutral Paint Palettes
●	Accessories and Props
●	Do It Yourself Kit
●	Comprehensive, Personalized Checklist
●	MLS Photography
●	Realtor Gift Program

Decorative Faux Painting Services

Every faux painting project will be started with a personalized sample board for the client to review and to test color schemes within their home walls.

Custom Painting Services Include

●	Faux Finishes
●	Solid Finishes
●	Custom Sample Boards
●	Brick Transformation
●	Color Analysis
●	Color Matching
●	Cabinet Refinishing
●	Custom Ceilings
●	Children/Nursery

Marketing

We will market ourselves through direct contact and sales with home builders, renovators, real estate firms, real estate agents and architects. We will also market to appropriate trade associations whom we believe can be a major channel of distribution for the company. Based on our sole officer and director’s background we believe that her experience and education in the design and redesign previous area will be an opportunity on which we can capitalize. We will also develop a website, www.coloraccents.com, to help promote sales and reach out to consumers and the building industry.

We will attempt to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We will target purchasers of commercial interior furnishings as well as the home building and home renovation industry in addition to individual customers. We will target real estate firms, real estate agents and architects.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

We believe our most effective marketing tool will be face-to-face discussions where our business development people can engage in a consultative sales process with their client base. We will focus heavily on this strategy.

In addition to our direct and channel-focused tactics, we will use traditional public relations to raise awareness and create demand among target customers. Our public relations strategy is designed to build company awareness with a limited cash outlay.

Website

We have retained Essential Business Solutions, as our outside technology provider to design and develop our entire website. EBS will provide the following services for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. EBS will charge us on an hourly rate of $45.00 per hour for its services.

The website is intended to be a destination site for individual home owners as well as companies in the housing industry. We will promote our interior design services and functions from our website in addition to face to face meetings. The site will offer a large array of services and by and will become a “one-stop shopping” destination which will significantly enhance the efficiency of the interior home design process simultaneously reducing the time and cost of finding reasonably priced decorating ideas and home supplies.

We will also seek out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products such as granite, fixtures, cabinets and home furnishing on our website. We will attempt to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of the home building industry and individual consumers that we intend to develop and maintain through our extensive marketing program. We have not entered into direct discussions with home builders, home renovators or real estate agents or firms. We will not sell the names in our database to anyone.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, federal regulations require that any computer software used within the U.S. contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the federal government is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful. Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become a Internet-based company focused on the designer industry. The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Revenue

We will attempt to generate revenue from service contracts from homeowners, home builders, remodeling contractors, architects, suppliers of home furnishings. We will attempt to generate fees received for contracts that originate from our website and are also linked to those websites we will form a partnership with. There is no assurance that this will occur and we have not entered into any negotiations or discussions with manufactures for sales that originate from our website. We will attempt to persuade manufactures to advertise on our website. There is no assurance that this will occur and we have not entered into any negotiations or discussions with manufactures for advertising on our website. We will develop and maintain a database of all home builders, renovators, real estate firms, architects and individual customers who contract with us as well as those who visit our web site.

We will develop and launch an advertising campaign to introduce our website to potential customers. Databases for home builders, home renovators, real estate firms and agents are publicly available through internet research, telephone directories and periodical research.

Competition

The interior design market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

www.allaboutwalls.com, www.theinteriordesigner.com, www.internetdesigncenter.com offer the same services that we do. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet commercial companies.

We will build a website that is easy to use and that offers a wide product selection at competitive prices. We believe potential customers would be drawn to our website instead of to other companies they are familiar with because they would able to choose from an array of products, quickly and easily, allowing them the freedom to carry on with their own business.

Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established companies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We will price our products competitively and diligently service our client’s needs whatever those might be.

Advertising

The Company will aggressively advertise in such publications as The Homebuilder, Home Renovations as well as internet search engines. We will establish strategic partnerships with home building and real estate web sites to drive traffic to our web site.

Going Concern
We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings, without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations.  As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger

Item 1A.   Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.    Description of Property.

We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 813 Woodburn Road, Raleigh, North Carolina 27605. Our telephone number is (919) 376-0558.  This is the office of our President, Diane Pyun, who provides the office space rent free.

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "CAEG.OB" since April 7, 2009.  The following table below presents the closing high and low closing bid prices for our common stock for each quarter.  No trading of common stock has taken place during the company’s year ending July 31, 2009

2008/2009	Closing Bid Prices
	High		Low
July 31, 2008 thru July 31, 2009	$	.nil	$	nil

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares

The source of the high and low sales price information is Nasdaq.com.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of July 31, 2009, 6,527,500 shares of common stock were issued and outstanding.  There are approximately 41 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of September _, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders	None

Total

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings, without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations.  As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger

Results of Operations

For the period from inception through July 31, 2009, we had $5,767 in revenue and $5,767 in cost of sales, resulting in no profit margin through July 31, 2009, all services included in cost of sales were performed by a related party.  Expenses for the fiscal year ending July 31, 2009 totaled $122,800 resulting in a net loss of $122,800.  Expenses for the period were comprised of costs of professional fees of $48,960 and general and administrative expenses of $73,840.

From inception on April 28, 2008 through the fiscal year ended July 31, 2008, we recognized a net loss of $24,411. Expenses for this period was comprised of costs of professional fees of $12,500 and general and administrative expenses of $11,911.

Since inception, we have recognized a net loss of $147,211. Expenses for the period were comprised of costs of professional fees of $61,460 and general and administrative expenses of $85,751.

Capital Resources and Liquidity

As of July 31, 2009 we have $8,730 cash on hand. We expect to spend an additional $10,000 for marketing purposes and $5,000 for development of our website during the next twelve months. In addition, we expect to incur legal, accounting and audit fees to cover our SEC filings during the next twelve months.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings, without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations.  As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.   Financial Statements.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2009 AND 2008

PAGE	F-3
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2009 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JULY 31, 2008 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JULY 31, 2009.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JULY 31, 2009

PAGE	F-5
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2009 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JULY 31, 2008 AND FOR THE PERIOD FROM APRIL 28, 2008 (INCEPTION) TO JULY 31, 2009.

PAGES	F-6 - F-10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Color Accents Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Color Accents Holdings, Inc. and Subsidiary (a development stage company) as of July 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended July 31, 2009, the period from April 28, 2008 (Inception) to July 31, 2008 and the period from April 28, 2008 (Inception) to July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Color Accents Holdings, Inc. and Subsidiary (a development stage company) as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended July 31, 2009, the period from April 28, 2008 (Inception) to July 31, 2008 and for the period from April 28, 2008 (Inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has minimal operations, a net loss from inception of $147,211 and used cash in operations of $144,020 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
September 14, 2009

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	July 31, 2009	July 31, 2008

Current Assets
Cash	$8,730	$142,639
Prepaid expenses	6,650	-

Total Assets	$15,380	$142,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,841	$12,500
Total Liabilities	2,841	12,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,527,500
and 6,527,500 shares issued and outstanding, respectively	653	653
Additional paid-in capital	159,097	153,897
Deficit accumulated during the development stage	(147,211)	(24,411)

Total Stockholders' Equity	12,539	130,139

Total Liabilities and Stockholders' Equity	$15,380	$142,639

See accompanying notes to consolidated financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended July 31, 2009	For the Period From April 28, 2008 (Inception) to July 31, 2008		For the Period From April 28, 2008 (Inception) to July 31, 2009
Revenue	$5,767	$		$5,767

Cost of Revenue	5,767			5,767

Gross Profit	-		-	-

Operating Expenses
Professional fees	48,960		12,500	61,460
General and administrative	73,840		11,911	85,751
Total Operating Expenses	122,800		24,411	147,211

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(122,800)		(24,411)	(147,211)

Provision for Income Taxes	-		-	-

NET LOSS	$(122,800)		$(24,411)	(147,211)

Net Loss Per Share - Basic and Diluted	$(0.02)		$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,527,500		6,120,479

See accompanying notes to consolidated financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from April 28, 2008 (Inception) to July 31, 2009

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance April 28, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	5,000,000	500	-	-	500

Common stock issued for cash ($0.10/Sh)	-	-	1,527,500	153	152,597	-	152,750

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the period April 28, 2008 (inception) to July 31, 2008	-	-	-	-	-	(24,411)	(24,411)

Balance, July 31, 2008	-	-	6,527,500	653	153,897	(24,411)	130,139

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended July 31, 2009	-	-	-	-	-	(122,800)	(122,800)

Balance, July 31, 2009	-	$-	6,527,500	$653	$159,097	$(147,211)	$12,539

See accompanying notes to consolidated financial statements

Color Accents Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

		For the Period From	For the Period From
	For the Year Ended	April 28, 2008 (Inception) to	April 28, 2008 (Inception) to
	July 31, 2009	July 31, 2008	July 31, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(122,800)	$(24,411)	$(147,211)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	500	500
In-kind contribution of services	5,200	1,300	6,500
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(6,650)	-	(6,650)
Increase/(Decrease) in accounts payable	(9,659)	12,500	2,841
Net Cash Used In Operating Activities	(133,909)	(10,111)	(144,020)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	152,750	152,750
Net Cash Provided by Financing Activities	-	152,750	152,750

Net Increase (Decrease) in Cash	(133,909)	142,639	8,730

Cash at Beginning of Period	142,639	-	-

Cash at End of Period	$8,730	$142,639	$8,730

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Color Accents Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 28, 2008.  Color Accents Holdings, Inc. is planning to provide total interior design, color analysis and home staging to the entire housing market network including home builders, home renovators and real estate firms and agents.    Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying 2009 and 2008 consolidated financial statements include the accounts of Color Accents Holdings, Inc. from April 28, 2008 (inception) and its 100% owned subsidiary Color Accents, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 2(D)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2009 and 2008, there were no common share equivalents outstanding.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

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

As of July 31, 2009 and 2008 the Company has a net operating loss carryforward of    $140,211 and $22,611, respectively, available to offset future taxable income through 2029. The valuation allowance at July 31, 2009 was $53,027.  The valuation allowance at July 31, 2008 was $7,688. The net change in the valuation allowance for the year ended July 31, 2009 and 2008 was an increase $45,339 and $7,688, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 and $42,639 in excess of FDIC insurance limits as of July 31, 2009 and July 31, 2008, respectively.  In October of 2008, the FDIC increased the insurance limits on deposits to $250,000 per depositor.

At July 31, 2009, 100% of sales earned were from one customer.

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

(J) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

(A)Common Stock issued for Cash

For the period from April 28, 2008 (inception) through July 31, 2008, the Company issued 1,527,500 shares of common stock for $152,750 ($0.10/share).

(B) Stock Issued for Services

On April 28, 2008, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

(C) In-Kind Contribution of services

For the year ended July 31, 2009, the shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

For the period from April 28, 2008 (inception) through July 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

(D) Acquisition Agreement

On June 27, 2008, Color Accents Holdings, Inc. consummated an agreement with Color Accents, Inc., pursuant to which Color Accents, Inc. exchanged all of its common stock for 6,527,500 shares or approximately 100% of the common stock of Color Accents Holdings, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

NOTE 3   COMMITMENTS

On June 15, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning June 15, 2008.  The agreement will remain in effect until cancelled by either party.

NOTE 4   RELATED PARTY TRANSACTIONS

For the year ended July 31, 2009, all services included in cost of sales were performed by the related party.

As of July 31, 2009, the shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(C)).

COLOR ACCENTS HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

On April 28, 2008, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 2(B)).

For the period from April 28, 2008 (inception) through July 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(C)).

NOTE 5   INCOME TAXES

The net deferred tax liability in the accompanying consolidated balance sheets includes the following amounts of deferred tax assets and liabilities:

	Years Ended July 31,
	2009	2008

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	53,027	7,688
Valuation allowance	(53,027)	(7,688)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended July 31, 2009 was an increase of $45,339.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	Year Ended July 31,	Year Ended July 31,
	2009	2008

Statutory rate applied to earnings before income taxes:	$(45,339)	$(7,688)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	45,339	7,688
Other	-	-
Income Tax Expense	$-	$-

NOTE 6   GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with minimal operations and has a net loss since inception of $147,211 and used cash in operations of $144,020 for the period from April 28, 2008 (inception) to July 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7    SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 14, 2009, the date the financial statements were issued.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of July 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our executive officer’s and director’s and their respective ages as of September 14, 2009 are as follows:

NAME	AGE	POSITION
Diane Pyun	51	President, Secretary, Principal Accounting Officer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Diane Pyun

Diane Pyun is a professional Interior Designer, Painter and Artist for the past 25 years.  She is also cofounder, General Manager and Partner with Vesta Enterprises, LLC, a real estate investment firm. Mrs. Pyun was instrumental in the planning, developing and execution of the company’s early business plan.  She is also active in various investments and business ventures.  Mrs. Pyun also serves on the board for the Black Forest Property Owners on Lake James, North Carolina.  She holds a Bachelor of Science degree from Wilkes College and a graduate degree from the University of Maine.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.  The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) thereunder.

Item 11.   Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended July 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Diane Pyun President, Chief Executive Officer, Treasurer, Secretary and Director	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through July 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during period ending July 31, 2009 and 2008, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Diane Pyun 813 Woodburn Road, Chapel Hill, NC 27605	5,000,000	(1)	76.59%

(1)	The percent of class is based on 6,527,500 shares of our common stock issued and outstanding as of September 14, 2009.

Item 13.  Certain Relationships and Related Transaction, and Director Independence

In April of 2008, we issued 5,000,000 shares of common stock to Diane Pyun pursuant to a stock purchase agreement and share exchange, the shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The fair value of the Shares was $500.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	July 31, 2009	July 31, 2008
Audit Fees	$13,863	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$13,863	$0

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements

(1)  Financial statements for our company are listed in the index under Item 8 of this document

(b)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Section 302 Certification
32.1	Section 906 Certification

*      Incorporated herein by reference to Form SB-2 filed on October 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOR ACCENTS HOLDINGS, INC.

By:	/s/ Diane Pyun
DIANE PYUN
Chief Executive Officer, Chief Financial Officer

September 21, 2009