Form 10-Q
period 2009-09-30
Color Accents Holdings, Inc.
filed 2009-11-16
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

COLOR ACCENTS HOLDINGS, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-153536
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2301 Maitland Center Parkway, Suite 240
Maitland, Florida 32751
 (Address of Principal Executive Offices)
 _______________

(407) 551-1300
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 16, 2009:  13,127,500 shares of Common Stock.

COLOR ACCENTS HOLDINGS, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURE

Item 1. Financial Information
MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$101,362
Accounts receivable, net	1,625,332	793,467
Prepaid expenses	32,903	60,681

TOTAL CURRENT ASSETS	1,658,235	955,510

PROPERTY and EQUIPMENT, net	108,914	140,619

DEPOSITS	21,080	94,782

INTANGIBLE ASSETS, net	31,250	50,000

TOTAL ASSETS	$1,819,479	$1,240,911

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$98,274	$-
Accounts payable and accrued expenses	486,239	168,869
Accrued taxes	500,000	-
Deferred revenue	408,291	747,996
Current portion of leases payable	14,848	16,803
Loans payable	156,208	16,306
Loans from related parties	147,500	1,231,313

TOTAL CURRENT LIABILITIES	1,811,360	2,181,287

LONG TERM LIABILITIES
Capital leases payable	59,394	67,211

TOTAL LONG TERM LIABILITIES	59,394	67,211

TOTAL LIABILITIES	1,870,754	2,248,498

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,127,500 shares issued and outstandingas of September 30, 2009	1,313	-

Common stock, $.001 par value, 50,000,000 shares authorized, 100 shares issued and outstandingas of December 31, 2008	-	100

Additional paid in capital	85,743	86,956
Retained earnings (accumulated deficit)	(138,331)	(1,094,643)

TOTAL SHAREHOLDERS' DEFICIT	(51,275)	(1,007,587)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,819,479	$1,240,911

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

CONTRACT REVENUES EARNED	$965,464	$485,086	$4,231,119	$2,189,566

COST OF REVENUES EARNED	1,194	6,136	49,551	51,980

GROSS PROFIT	964,270	478,950	4,181,568	2,137,586

OPERATING EXPENSES
Salaries and related expenses	662,744	581,424	1,579,244	1,728,694
Professional services	156,938	276,683	514,063	637,861
General and administrative expenses	94,006	171,426	413,186	256,242
Rent	60,042	59,334	176,578	150,095
Depreciation and amortization	15,762	8,127	62,221	43,174
Total operating expenses	989,492	1,096,994	2,745,292	2,816,066

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST INCOME, EXPENSE AND INCOME TAXES	(25,222)	(618,044)	1,436,276	(678,479)

Interest income	4,528	5,397	5,652	5,722
Interest expense	(2,365)	-	(7,396)	-
Provision for income taxes	-	-	(500,000)

INCOME (LOSS) FROM OPERATIONS	$(23,059)	$(612,646)	$934,532	$(672,757)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$(6,126.46)	$0.07	$(6,727.57)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,127,500	100	13,127,500	100

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	2009	2008

Cash flows from operating activities:
Net loss	$934,532	$(672,757)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,221	-
Allowance for doubtful accounts	-	-
Changes in operating assets and liabilities:
Accounts receivable	(831,865)	396,713
Prepaid assets	27,779	6,782
Deposits	73,702	-
Accounts payable and accrued expenses	322,843	143,157
Deferred tax liability	500,000	-
Deferred revenue	(339,705)	(569,377)

Net cash used in operating activities	749,507	(695,482)

Cash flows from investing activities:
Purchase of property and equipment	(11,766)	-

Net cash used in investing activities	(11,766)	-

Cash flows from financing activities:
Proceeds from loans payable	156,208	-
Proceeds (repayments) toward related party loans	(1,083,813)	444,478
Repayments toward capital lease	(9,772)	-
Net cash provided by financing activities	(937,377)	444,478

NET INCREASE (DECREASE) IN CASH	(199,636)	(251,004)

CASH AT BEGINNING OF YEAR	101,362	428,518

CASH AT END OF PERIOD	$(98,274)	$177,514

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,396	$-
Cash paid for taxes	$-	$-

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 1 – ORGANIZATION

Overview

Color Accents Holdings, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 28, 2008.

M2 Systems and its wholly owned subsidiary, Muscato Corporation, (collectively referred to as M2 Systems) are incorporated under the laws of the state of Florida. M2 Systems is engaged primarily in the development and sale of software which serves the online transaction processing systems marketplace. M2 Systems primarily serves organizations which are located throughout the United States and operate in the banking, healthcare, insurance and transportation industries.

On September 30, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with M2 Systems and each of the shareholders of M2 Systems (the “M2 Systems Shareholders”).

Upon the closing of the Share Exchange on September 30, 2009 (the “Closing”), the M2 Systems Shareholders transferred all of their shares of common stock in M2 Systems to Color.  In exchange, Color issued to the M2 Systems Shareholders an aggregate of 6,600,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share, representing 81.21% of the shares issued and outstanding immediately after the Closing.  As a result of the Share Exchange, M2 Systems became a wholly-owned subsidiary.

The Share Exchange is being accounted for as a “reverse merger” because the M2 Systems’ Shareholders now own a majority of the outstanding shares of our Common Stock immediately following the Share Exchange.  M2 Systems is deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of M2 Systems and are recorded at the historical cost basis of M2 Systems, and the consolidated financial statements after completion of the Share Exchange include our assets and liabilities and those of M2 Systems, historical operations of M2 Systems, and our operations from the Closing of the Share Exchange.  Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.  Further, because of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred on the date of consummation of the Share Exchange.

On October 5, 2009, the Company changed its name to Muscato Group, Inc.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting standards update

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (ASC ) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Principles of Consolidation

The consolidated financial statements include the accounts of Color Accents, Inc., M2 Systems Corporation and and Muscato Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 600 Revenue Recognition, which states that revenue is realized and earned when all of the following criteria are met:

(a) persuasive evidence of the arrangement exists,
(b) delivery has occurred or services have been rendered,
(c) the seller’s price to the buyer is fixed and determinable and
(d) collectibility is reasonably assured.

The Company recognizes revenue for the software development upon execution of a non-cancelable contract and the acceptable delivery of the software to the end-user. Software support, consulting, processing fees and other services are recognized as the services are performed. Software maintenance fees are recognized over the term of the underlying maintenance contracts.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances for receivables and deferred income tax assets.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of one year or less to be cash equivalents. From time to time, cash accounts held in United States based checking accounts may exceed the Federal Deposit Insurance Corporation (FDIC) $250,000 insured limit. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the credit worthiness and financial viability of their banks.

Accounts Receivable

Accounts receivable are recorded at amounts due and do not bear interest. The Company reviews these receivables on a monthly basis for collectability. An allowance is established to provide for estimated uncollectable accounts receivable. In estimating the collectability of accounts receivable, management considered the most recent financial information available for the applicable party as well as the most recent payment history. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company has recorded as allowance of approximately $69,000 as of September 30, 2009 and December 31, 2008.

Property and Equipment

Property and equipment are stated at cost at the date of acquisition. Major additions and betterments are capitalized, while replacements, maintenance, and the repairs that do not improve or extend the life of the respective assets are expensed in current operations. Depreciation of property and equipment is calculated using straight-line methods over the estimated useful lives the asset. Estimated useful lives are as follows:

Furniture and Fixtures	3-5 years
Computer and office equipment	3-7 years
Leasehold improvements	10 years

Income Taxes

The Company accounts for income taxes as follows:

The Company makes no provision for Federal or State income taxes for entities that have elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code.   Entities that have not made this election are accounted for under provisions for “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

For the nine months ended September 30, 2009, the Company has accrued $500,000  as a provision for income taxes.

The Corporation adopted the provisions of "Accounting for Uncertainty in Income Taxes. This provision prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. This provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of this provision did not have a significant impact on the Company's financial statements.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with ASC 359 Intangibles – Goodwill and Other goodwill, represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The primary driver that generates goodwill is the value of synergies between the acquired entities and the Company, which does not qualify as an identifiable intangible asset.  The Company does not amortize the goodwill balance.

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. The fair value of indefinite-lived purchased intangible assets should be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities.

The Company has adopted the provisions of ASC 820 Fair Value Measurements and Disclosure which, ASC 820 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.  The provision was effective for financial assets and liabilities on January 1, 2008.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

·	Level 1 Inputs:	These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 Inputs:	These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 Inputs:	These are unobservable inputs for the asset or liability which require the company’s own assumptions.

Advertising Costs

The Company expenses all advertising costs as incurred.

Software Development Costs

Software development costs are expensed as incurred.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Earnings Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and restricted common stock.  The Company had no such dilutive common shares as of September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did [did not] have a material impact on the Company’s consolidated financial position and results of operations (disclose material impact, if applicable).

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Computer hardware and software	$690,927	$672,558
Furniture and fixtures	14,294	14,294
Office equipment	59,847	59,847
Leasehold improvements	96,847	96,847

Less: accumulated depreciation	753,001	702,927

	$108,914	$140,619

For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company recorded $65,221 and $62,293 respectively in depreciation and amortization expense.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 4 - ACQUISITION

On August 29, 2008 the Company sold 100% of the outstanding stock of M2 Systems Corporation and its wholly owned subsidiary, Muscato Corporation, for $32,475,000 to M2 Global.    On September 28, 2009, all M2 Global shareholders of record gave their consent to rescind the Stock Purchase Agreement entered into on August 29, 2008 with the shareholders of M2 Systems.  In connection with this rescission, all stock purchased under this agreement was returned and the convertible promissory note issued was cancelled

On September 30, 2009, Color Accents Holdings, Inc. (Color) entered into a share exchange agreement (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with M2 Systems Corporation, a Florida corporation, (hereinafter, “M2 Systems”), and each of the shareholders of M2 Systems (the “M2 Systems Shareholders”).

Upon the closing of the Share Exchange on September 30, 2009 (the “Closing”), the M2 Systems Shareholders transferred all of their shares of common stock in M2 Systems to Color.  In exchange, Color issued to the M2 Systems Shareholders an aggregate of 6,600,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share, representing 81.21% of the shares issued and outstanding immediately after the Closing.  As a result of the Share Exchange, M2 Systems became our wholly-owned subsidiary.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space, and office machines under non-cancelable operating leases, which expire at various dates through 2012. Rental expense under these leases amounted to approximately $200,000 and $80,000 for the years ended September 30, 2009 and 2008, respectively

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2009 are as follows:

2009	$211,606
2010	215,075
2011	210,026
2012	101,475
Total	$738,182

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 7 – CONCENTRATION OF CREDIT RISK

Accounts receivable - Revenues generated from three customers, comprised approximately 80% of revenues for the nine months ended September 30, 2009. At September 30, 2009 approximately 80% of accounts receivables were from these three customers.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2009, the Company changed its name to Muscato Group, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations during periods up through the date of the acquisition of control of M2 Systems.  However, we have included elsewhere in this report the historical consolidated financial statements of CAEG for the fiscal years ended July 31, 2009 and 2008.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of CAEG for the fiscal years ended July 31, 2009 and 2008and should be read in conjunction with such financial statements and related notes included in this report.

Management’s discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  See “Risk Factors” elsewhere in this Form 8-K

OUR BUSINESS

On September 30, 2009, we entered into a Share Exchange Agreement for the purchase of 100% of the shares of M2 Systems in exchange for the issuance of 6,600,000 shares of our Common Stock.  The closing of the transaction took place on September 30, 2009 and, pursuant to the terms of the Share Exchange Agreement, M2 Systems became our wholly-owned subsidiary.

M2 Systems is a financial and healthcare services technology company. We develop, operate and license proprietary technology used to enable platform interoperability and in the initiation and settlement of electronic payments/transactions. We own all our intellectual property.  M2 Systems is a preferred software vendor to two government backed healthcare companies and our platform is being used today as a core system in the processing of millions of Medicare claims.

RESULTS OF OPERATIONS

Results of Operations for the Three Month Period ended September 30, 2009 Compared to the Three Month Period ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended
	September 30,
	2009	2008

CONTRACT REVENUES EARNED	$965,464	$485,086
COST OF REVENUE	1,194	6,137
GROSS PROFIT	$964,270	$478,950

OPERATING EXPENSES
Salaries	662,745	581,424
Professional services	156,938	276,683
General and administrative expense	94,006	171,426
Rent	60,042	59,334
Depreciation and amortization	15,762	8,127
Total operating expenses	989,492	1,096,993

INCOME (LOSS) FROM OPERATIONS	(25,222)	(618,044)

OTHER INCOME (EXPENSE)
Other income	4,528	5,398
Interest expense	(2,365)	-
Total other income (expense)	2,163	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$(23,059)	$(612,646)

Provision for income taxes	-	-
	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(23,059)	$(612,646)

Contract Revenue Earned:

Contract revenue earned increased by $480,378, or 99%, from $485,086 for the three month period ended September 30, 2008 to $965,464 for the three month period ended September 30, 2009.

Operating Expenses:

Operating expenses decreased by $107,501, or 9.8%, from $1,096,993 for the three month period ended September 30, 2008 to $989,492 for the three month period ended September 30, 2009.

Income (Loss) from Operations:

Income from operations increased by $592,822, from a loss of $618,044 for the three month period ended September 30, 2008 to income of $25,222 for the three month period ended September 30, 2009 mainly due to the decrease in revenue.

Interest Expense:

Interest expense for the three month period ended September 30, 2009 and 2008 was $2,365 and $0, respectively, a decrease of $2,365, or 100%. The decrease in interest expense for the period was a result of the paydown of a significant portion of our debt.

Net Income (loss):

Net Loss was $23,059 for the three months period ended September 30, 2009, compared to a net loss of $612,646 for the three months period ended September 30, 2008, a decrease of $589,587. The decrease in our net loss for the three month period was a result of our increased revenues.

Results of Operations for the Nine Month Period ended September 30, 2009 Compared to the Nine Month Period ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Nine Months Ended
	September 30,
	2009	2008

CONTRACT REVENUES EARNED	$4,231,119	$2,189,566
COST OF REVENUE	49,551	51,980
GROSS PROFIT	$4,181,568	$2,137,586

OPERATING EXPENSES
Salaries	1,579,244	1,728,694
Professional services	514,063	367,861
General and administrative expense	413,186	256,242
Rent	176,578	150,095
Depreciation and amortization	62,221	43,174
Total operating expenses	2,745,292	2,816,066

INCOME (LOSS) FROM OPERATIONS	1,436,276	(678,479)

OTHER INCOME (EXPENSE)
Other income	5,652	5,722
Interest expense	(7,396)	-
Total other income (expense)	(1,744)	5,722
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$1,436,276	$(678,479)

Provision for income taxes	(500,000)	-
	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	$934,532	$(672,757)

Contract Revenue Earned:

Contract revenue earned increased by $2,041,553, or 93.2%, from $2,189,566 for the nine month period ended September 30, 2008 to $4,231,119 for the nine month period ended September 30, 2009.

Operating Expenses:

Operating expenses decreased by $70,774, or 2.5%, from $2,816,066 for the nine month period ended September 30, 2008 to $2,745,292 for the nine month period ended September 30, 2009.

Income (Loss) from Operations:

Income from operations increased by $1,607,289, from a loss of $672,757 for the nine month period ended September 30, 2008 to income of $934,532 for the nine month period ended September 30, 2009 mainly due to the decrease in revenue.

Interest Expense:

Interest expense for the nine month period ended September 30, 2009 and 2008 was $7,396 and $0, respectively, a decrease of $7,396, or 100%. The decrease in interest expense for the period was a result of the paydown of a significant portion of our debt.

Net Income (loss):

Net Income was $934,532 for the nine month period ended September 30, 2009, compared to a net loss of $672,757 for the nine month period ended September 30, 2008, an increase of $1,607,289. The increase in our net income for the nine month period was a result of our increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash have been for developing our software for the financial and healthcare services, marketing expenses, employee compensation, new product development and working capital. All cash we receive have been expended in the furtherance of growing the business and establishing our software.

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently issued accounting pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below:

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did [did not] have a material impact on the Company’s consolidated financial position and results of operations (disclose material impact, if applicable).

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted SFAS No. 165 and is evaluating the effect it will have on its financial statements.

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

Item 1A.   Risk Factors.

Not applicable for smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2009 and in connection with the share exchange with M2 Systems Corporation, we issued 6,600,000 shares of our Common Stock to Michael Muscato and Joseph Adams in exchange for 100% of the shares of M2 Systems.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

On October 2, 2009, our shareholders voted to change our name to Muscato Group, Inc.  The name change was approved by the shareholders to better reflect the Company’s new business plan.  On October 5, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State for the State of Nevada changing our name to Muscato Group, Inc.  A copy of the Certificate of Amendment to our Articles of Incorporation is attached hereto as Exhibit 3.1.  We have notified FINRA of our name change and expect them to declare the name change effective and issue us a new symbol.

Item 5.     Other Information.

None

Item 6.      Exhibits and Reports

(a)              Exhibits

                  3.1   Amendment to the Articles of Incorporation changing our name to Muscato Group, Inc.

                  31.1 Certification for Michael Muscato as Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  31.2 Certification for Randy Oveson as Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certification for Michael Muscato as Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                  32.2 Certification for Randy Oveson as Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOR ACCENTS HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Michael Muscato
Michael A. Muscato
Chairman of the Board of Directors