Form 10-K
period 2009-12-31
Muscato Group, Inc.
filed 2010-03-31
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  _____________-___________

Muscato Group, Inc.
(Exact name of issuer as specified in its charter)

Nevada	__-________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Maitland Center Parkway, Suite 240 Maitland, Florida 32751	32751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 551-1300

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of March 29, 2010, the registrant had 8,127,500 shares issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

PART I

ITEM 1.         BUSINESS

On September 30, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with M2 Systems Corporation, a Florida corporation, (hereinafter, “M2 Systems”), and each of the shareholders of M2 Systems (the “M2 Systems Shareholders”).

Upon the closing of the Share Exchange on September 30, 2009 (the “Closing”), the M2 Systems Shareholders transferred all of their shares of common stock in M2 Systems to us.  In exchange, we issued to the M2 Systems Shareholders an aggregate of 6,600,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share, representing 81.21% of the shares issued and outstanding immediately after the Closing.  As a result of the Share Exchange, M2 Systems became our wholly-owned subsidiary.

M2 Systems was formed on April 27, 2002 under the laws of the State of Florida, as M2 Systems Corporation.  Immediately prior to the Closing, Michael Muscato and Joseph Adams were the two directors and officers of M2 Systems.

At Closing, our officers and directors resigned from their positions.  Michael Muscato was appointed as our Chief Technology Officer and Director, Joseph Adams was appointed as our Chief Executive Officer and Director, Randy Oveson was appointed as our Chief Financial Officer, and Malcolm Kirschenbaum was appointed as a Director.

The Share Exchange Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the process of exchanging the consideration and the effect of the Share Exchange.  In addition, as a condition to Closing, 5,000,000 shares of our Common Stock held by Diane Pyun were placed in escrow to be canceled within 120 days from Closing.  As of the Closing date, the Company had 8,127,100 shares of Common Stock outstanding, not including the 5,000,000 shares held in escrow and pending cancellation.

Closing of the Share Exchange Agreement

As described in Item 1.01 above, on September 30, 2009, we entered into a Share Exchange Agreement with M2 Systems and M2 Systems Shareholders.

At Closing, pursuant to the terms of the Share Exchange Agreement, the M2 Systems Shareholders transferred all of their shares of common stock in M2 Systems to us in exchange for an issuance to them of an aggregate of 6,600,000 newly-issued shares of our Common Stock (or 81.21% of our Common Stock), resulting in M2 Systems becoming our wholly-owned subsidiary.

Prior to the Share Exchange, Joseph Adams, our newly appointed CEO and director, and Michael Muscato, our newly appointed Chief Technology Officer and director, owned an aggregate of 100 shares or 100% of the issued and outstanding capital stock of M2 Systems.  Following the Share Exchange, Michael Muscato and Joseph Adams own an aggregate of 6,600,000 shares or 81.21% of our issued and outstanding Common Stock.

At this time, we intend to carry on M2 Systems’ business as our sole line of business which is a developer and operator of technology for financial and healthcare companies.

At Closing, our current officers and directors resigned from their positions and Michael Muscato was appointed and elected as Chief Technology Officer and Director, Joseph Adams was appointed and elected as Chief Executive Officer and Director, Randy Oveson was appointed as Chief Financial Officer and Malcolm Kirschenbaum was appointed as a Director.  All directors hold office for one-year terms until the election and qualification of their successors.  Officers are elected by the board of directors and serve at the discretion of the board of directors.

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

Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Further, because of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred on the date of consummation of the Share Exchange. We will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), following the Share Exchange.

The Registrant was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) immediately before the completion of the Share Exchange Agreement.  Accordingly, pursuant to the requirements of Item 2.01(a)(f) of Form 8-K, set forth below is the information that would be required if the Company were filing a general form for registration of securities on Form 10-SB under the Exchange Act, reflecting the Company’s common stock, which is the only class of its securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Share Exchange, with such information reflecting the Company and its securities upon consummation of the Share Exchange.

Overview of M2’s Business

General

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

Our products are difficult to replicate and compete in fast growing markets and our IP is patent protected. Given that our fixed costs are largely covered by established recurring revenue, increases in revenue are expected to generate high margin incremental operating income.

Products

Software Licensing

M2 System’s portfolio of software products is focused on delivering real-time transaction processing capability to targeted vertical applications. Our products operate on next generation technology and on methods that we have developed over the course of fifteen years of licensing software to clients in markets like finance, healthcare and transportation with high-availability, high-capacity infrastructures.  M2 Systems currently owns, maintains and develops two software products:

-	ENGIN - interoperability middleware with healthcare vertical plug-in; and

-	authENGIN - transaction authentication and settlement software.

ENGIN - ENGIN is an interoperability middleware software product that enables communications between disparate platforms without the engineering burden of various communications architecture. ENGIN substantially automates interaction between legacy systems and other hardware and software installations. It is an enterprise class product that is deployed in numerous large corporations worldwide and in a number of market verticals including Healthcare (Payor Specific Applications), Financial (Electronic Benefits Transfer, Credit and Debit card processing, Prepaid Cards, Automated Settlement), Transportation, Insurance and Telecommunications.  More than 100 million messages per day pass through ENGIN installations.

In 2000, we developed, in close collaboration with a consortium of seven Blue Cross Blue Shield plans, a HIPAA compliant healthcare plug in for ENGIN. The suite of healthcare specific tools that came out of this initiative remains the leading Business Process Automation technology in the global healthcare industry. ENGIN is the first, and still only, HIPAA certified application to combine trading partner interoperability, platform integration, date store/data translation and routing capabilities in one, completely integrated, product suite. As a result it can be deployed quickly and safely in any hardware/software environment – qualities ideally suited to the “need-to-change-now” environment that exists in the US healthcare market today.

M2 Systems offers a 3-tiered messaging broker solution that addresses today’s most pressing application and data integration challenges without disrupting existing assets. The solution provides reliable transformation and exchange of real-time information, delivers industry-leading performance advantages, and allows business decision makers to easily modify and configure rules with an intuitive Graphical User Interface (GUI). ENGIN performs message routing, translation and compounding at the back end – between OLTP systems and the applications that rely on them. The solution enables rapid data exchange based on user-defined business rules for inbound and outbound messages. The platform processes 90% of business rules immediately, so records like payments, claims updates, and order information are routed accurately and rapidly.

The ENGIN solution is unique because M2 Systems offers all three middleware components – message broker, trading partner services and data mart processing. Other vendors offer one or two of the three, and then partner with other providers to complete their offerings. No other company has a fully integrated solution with this kind of end-to-end information integration, however. This is especially important for the healthcare vertical where comprehensive support from one vendor and tight system coupling is so important.  ENGIN is also very flexible when compared to competitive solutions. Other vendors typically recommend rigid, proprietary solutions that require extensive professional services support. The result is a solution that is walled off to some degree. With ENGIN, there is no barrier. The broker resides peacefully between existing systems, databases and applications. All configurations are GUI-driven, with drag and drop manipulation, point and click simplicity, and drop-down menus. There is no coding necessary and no development language to learn.

With ENGIN, enterprises realize a much more cost-effective solution. The integrated GUI interface puts business analysts and users in charge of linking up rules, mapping data transformation and establishing business processes. There’s no need for developers. Non-technical people who understand the data they need to manipulate can configure the system. The solution offers a very user-friendly experience, especially when compared to training a business analyst on Java, for example. Back-end technical support is straight forward, as well. IT staff familiar with TCP/IP, queue set-up and similar functions require very little time and effort for implementation and maintenance.

authENGIN   authENGIN™ was designed specifically for financial institutions that issue domestic and international cards and acquire card transactions through merchants at retail locations, on the web or from ATM's. It is a software product used to acquire, authenticate, route, switch and authorize electronic transactions across multiple delivery channels. Our target clients are international banks and payment processors that prefer to license software instead of investing to develop their own. Every time a consumer uses a credit or debit card, a number of systems are involved, including the merchant processor; Visa, MasterCard, or the ATM; and the card issuer systems. authENGIN essentially provides the "electronic handshake" that connects these systems to complete the transaction.

authENGIN is a secure, flexible and scalable processing system that is easy to implement with very robust management tools and real time transaction authorization and settlement functionality.

In addition to processing millions of Visa, MasterCard, JCB, Discover, STAR and other network transactions, authENGIN provides:

•	Credit and debit card issuing capability;
•	PIN and signature based debit card processing;

•	Card management and authorization;
•	Card production and issuance;

•	Gateway services;
•	Loyalty programs;

•	Bill payment; and
•	Loan programs.

Features of authENGIN that differentiate it from competitive alternatives include:

•	Ability to define transaction processing rules without modifying source code
•	Uses industry-standard technologies such as C++, Java, and XML

•	Supports multiple platforms, allowing institutions to make hardware decisions independent of application software
•	Transaction storage layer

•	Comprehensive reporting tool
•	BIN configuration and cardholder fee management

•	Card management API
•	Manage Cardholders and Cards

•	Deposit and withdraw funds
•	Change and set PINs

•	Obtain cardholder statements
•	OFAC and the latest in Know Your Customer data validation

•	Secure – meets or exceeds Visa and Master Card security requirements
•	Uses industry standard technologies wherever possible

Intellectual Property, Patent Licensing and Operations

M2 Systems owns, maintains and develops patented technologies.
-	Dynamic CVV – patent pending secure card authorization system for card not present transactions.
o	Title: Card Verification Value
o	Applicant: Michael Muscato
o	Registration Number: 60,315
o	Patent Pending

DYNAMIC CVV (SAFE)   Our dynamic CVV technology is the security equivalent of issuing a new credit or debit card to a cardholder for each transaction they make. Actually issuing new cards constantly is not practical of course. With our new patent pending Dynamic CVV technology, however, we have made it possible for cardholders to easily generate and confirm a unique CVV for every card transaction they undertake. A thief who has stolen a card number will not know or be able to guess these dynamic codes because they are always changing and are transaction specific.

Competition

SOFTWARE LICENSING The electronic payments market is highly competitive and subject to rapid change. Generally, our most significant competition comes from in-house information technology departments of potential customers, as well from ACIWorldwide.  Other third party software transaction engine competitors include eFunds Corporation and S1 Corporation, as well as small, more regionally-focused companies such as OpenWay, Distra Pty Ltd. and CTL, Ltd.

In the Healthcare payer market M2 competes with companies like Virtia and to a lesser extent Trizetto and in the general interoperability / BPM market with Microsoft, EDS, TIBCO and Mercator. The general interoperability market can be very competitive which is why M2 tends to focus its development and licensing sales efforts on vertical plug-in opportunities such as healthcare and financial services.

Revenue and Cost Model

We generate revenue from licensing our products to our customers.  Our licensing revenue is largely comprised of paid-up fees supported by annual maintenance fees. We also charge our licensees for support, any and all custom development and, in some cases, per transaction fees. Our business is comprised almost entirely of fixed costs (developers). We are like most software businesses in that once our cost of developing a product is covered incremental sales revenue for this product drops almost entirely down to the bottom line. ENGIN and healthENGIN are mature, and consequently, high margin products. authENGIN is a relatively young application and we are still working to pay back its development costs.

All of our licensed products are based on a “right” to use basis and all maintenance costs are part of the licensed products. They are typically 5 year licenses with a perpetual renewal unless terminated by mutual consent. Our new license model for authENGIN will be based on the same strategy, along with a cost per transaction fee that will based on projected volumes and consumer use. This is standard practice in the financial community as we target a specific vendor in this marketplace.

Competitive Strengths

We are competitively differentiated on several fronts.

In-house Programming.  We have a full in-house development team. In today’s e-commerce environment, many scenarios are constantly encountered that require immediate resolution. Our staff, including Michael Muscato, has decades of programming experience, especially relating to processing technology and systems. We have the ability to both problem solve (fast) and to develop new products in-house.

We are currently the named inventor on two new payment technologies and intend to continue to expand our portfolio of intellectual property.

Highly Scalable Platform.  Our scalable, efficient operating structure allows us to expand our operations easily and without significantly increasing our fixed costs.

Stable and Recurring Revenue Base.  Our business is characterized by sources of revenue that are fee orientated. We also have little incremental cost to add transactions to our network.

Employees

As of September 25, 2009, we had a total of 42 employees. We believe that our employee relations are good. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

We do not own any property.  We lease our corporate headquarters located at 2301 Maitland Center Parkway, Maitland, Florida 32751.  We pay a total rent of $12,722 per month for this location.  We also lease two data centers.  One data center is located at 348 East Winchester Road, Murray, Utah and we pay $5,600 per month for rent.  The other data center is located at 850 Trafalgar Drive, Maitland, Florida 3275 and we pay $5,331 per month for rent.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the approval of the board of directors (the “Board”) of Color Accents Holdings, Inc., a Nevada corporation (the “Company”), and the written consent of at least a majority of the outstanding shares of common stock of the Company, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change the name of the Company from “Color Accents Holdings, Inc.” to “Muscato Group, Inc.” The Certificate of Amendment became effective on October 5, 2009.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “MGRP” since December 3, 2009.  To date there has been a very limited trading market for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 29, 2010, in accordance with our transfer agent records, we had 87 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Results of Operations

For the period from inception through December 31, 2009, we had 5,311,967 revenue. Expenses for the period from inception to December 31, 2009 totaled $5,487,343 resulting in a Net gain (loss) of ($238,244).

Capital Resources and Liquidity

As of December 31, 2009, we had $48,109 in cash.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

Critical Accounting Policies and Estimates

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

Use of Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended June 30, 2009 and 2007, respectively.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Muscato Group, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Muscato Group Inc. & Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Muscato Group, Inc. & Subsidiary  as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

 /s/ JEWETT, SCHWARTZ, WOLFE AND ASSOCIATES
Hollywood, Florida
March 31, 2010

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$48,109	$101,362
Accounts receivable, net	507,506	793,467
Prepaid expenses	13,348	60,681

TOTAL CURRENT ASSETS	568,962	955,510

PROPERTY and EQUIPMENT, net	116,794	140,619

DEPOSITS	21,080	94,782

INTANGIBLE ASSETS, net	24,999	50,000

TOTAL ASSETS	$731,835	$1,240,911

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$377,727	$168,869
Deferred revenue	771,159	747,996
Loans from related parties	287,360	1,247,619
Current portion of note payable	14,967	13,235
Funding liability	470,641	-

TOTAL CURRENT LIABILITIES	1,921,854	2,177,719

LONG TERM NOTE PAYABLE	55,812	70,779

TOTAL LIABILITIES	1,977,666	2,248,498

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,127,000 and 13,127,000 shares issued and
outstanding as of December 31, 2009 and 2008	813	1,313

Additional paid in capital	86,243	85,743
Retained earnings (accumulated deficit)	(1,332,887)	(1,094,643)

TOTAL SHAREHOLDERS' DEFICIT	(1,245,831)	(1,007,587)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$731,835	$1,240,911

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS  OF OPERATIONS

	Year Ended December 31,
	2009	2008

CONTRACT REVENUES EARNED	$5,311,967	$2,463,339

COST OF REVENUES EARNED	80,765	-

GROSS PROFIT	5,231,202	2,463,339

OPERATING EXPENSES
Salaries and related expenses	3,113,720	2,233,444
Professional services	119,343	807,019
General and administrative expenses	1,930,276	637,014
Rent	235,714	175,983
Depreciation and amortization	88,291	62,292
Total operating expenses	5,487,343	3,915,752

ILOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST INCOME, EXPENSE AND INCOME TAXES	(256,141)	(1,452,413)

Other income	-	2,320,258
Interest income	5,652	-
Interest expense	(9,656)	-
Income Tax expense	21,900	-

INCOME (LOSS) FROM OPERATIONS	$(238,244)	$867,845

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$8,678.45

WEIGHTED AVERAGE SHARES OUTSTANDING	13,127,000	100

MUSCATO GROUP, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, no par value
		Par	Paid in	Accumulated	Shareholders'
	Shares	Value	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2007	13,127,500	$1,313	$85,743	$(1,746,285)	$(1,659,229)

Reclassification				(216,203)	(216,203)

Net income	-		-	867,845	867,845

BALANCE AT DECEMBER 31, 2008	13,127,500	1,313	$85,743	$(1,094,643)	$(1,007,587)

Cancellation of shares	(5,000,000)	(500)	500	-	-

Net loss	-		-	(219,324)	(219,324)

BALANCE AT DECEMBER 31, 2009	8,127,500	$813	$86,243	$(1,313,967)	$(1,226,911)

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(238,244)	$867,845

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	88,289	62,292
Allowance for doubtful accounts	-	69,000
Net adjustment debt forgiveness	-	(2,368,432)
Changes in operating assets and liabilities:
Accounts receivable	285,961	5,838
Prepaid assets	47,333	(23,030)
Deposits	73,702	1,681
Accounts payable and accrued expenses	190,363	(262,711)
Deferred revenue	23,163	178,619
Other current liabilities	470,641	-
Net cash provided by (used in) operating activities	941,208	(1,468,898)

Cash flows from investing activities:
Acquisition of property and equipment	(39,464)	(105,891)

Net cash used in investing activities	(39,464)	(105,891)

Cash flows from financing activities:
Proceeds from related party loan	-	1,247,619
Repayments of related party loans	(960,259)	-
Proceeds from loans payable	5,262	84,014
Net cash provided by financing activities	(954,997)	1,331,633

NET DECREASE IN CASH	(53,253)	(243,156)

CASH AT BEGINNING OF YEAR	101,362	344,518

CASH AT END OF PERIOD	$48,109	$101,362

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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
December 31, 2009 and 2008

On October 5, 2009, the Company changed its name to Muscato Group, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of Muscato Group, Inc. (f/k/a Color Accents, Inc.), M2 Systems Corporation and and Muscato Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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
December 31, 2009 and 2008

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

Accounts Receivable
Accounts receivable are recorded at amounts due and do not bear interest. The Company reviews these receivables on a monthly basis for collectibility. An allowance is established to provide for estimated uncollectable accounts receivable. In estimating the collectability of accounts receivable, management considered the most recent financial information available for the applicable party as well as the most recent payment history. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company has recorded as allowance of approximately $69,000 as of December 31, 2009 and December 31, 2008.

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

Funding Liability

The funding liability account represents amounts that the Company is holding in connection with an ACH remittance program.  These amounts are classified as a liability as they are expected to be remitted at a future time.  The balance in the funding liability account is $488,641 and $0 as of December 31, 2009 and 2008, respectively.

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
December 31, 2009 and 2008

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

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

-	Level 1 Inputs: These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

-
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

-	Level 3 Inputs: These are unobservable inputs for the asset or liability which require the company’s own assumptions.

Advertising Costs

The Company expenses all advertising costs as incurred.

Software Development Costs

Software development costs are expensed as incurred.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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
December 31, 2009 and 2008

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

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Computer hardware and software	$552,131	$513,261
Furniture and fixtures	14,294	14,294
Office equipment	60,442	59,847
Leasehold improvements	96,847	96,847
	723,714	684,249
Less: accumulated depreciation	(606,920)	(543,629)

	$116,794	$140,620

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

For the year ended December 31, 2009 and 2008, the Company recorded $63,291 and $37,000 respectively in depreciation and amortization expense.

NOTE 4 – CAPITAL LEASE OBLIGATIONS

The Company entered into a lease agreement with De Lage Landen Financial Services for purposes of leasing HP Fiserv Rack/Servers.  The Company entered into this lease agreement on November 6, 2008.  The present value of the minimum lease payments on this date was $85,045.  The Company is making sixty equal monthly payments of $1,907.55 on the 6th of each month.

Principal lease payment obligations over the next four years are due as follows:

Year Ending
2010	$14,968
2011	16,927
2012	19,143
2013	19,742
$70,779

NOTE 5 - ACQUISITION

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

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 – COMMON STOCK

In connection with the Acquisition (see Note 4), the previous owner of Color Accents placed 5,000,000 shares of common stock into an escrow account in connection with the Share Exchange Agreement.  These shares were cancelled as of December 31, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space, and office machines under non-cancelable operating leases, which expire at various dates through 2012. Rental expense under these leases amounted to approximately $215,000 and $200,000 for the years ended December 31, 2009 and 2008, respectively

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2009, are as follows:

2009	$211,606
2010	215,075
2011	210,026
2012	41,475
Total	$678,182

NOTE 8 – CONCENTRATION OF CREDIT RISK

Accounts receivable - Revenues generated from three customers, comprised approximately 80% of revenues for the year ended December 31, 2009. At December 31, 2009 approximately 80% of accounts receivables were from these three customers.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from December 31, 2009 through March 31, 2010, the date the financial statements were issued, and determined that there were no reportable subsequent events.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2009 includes only expected tax benefit from entities subject to taxation. The provision (benefit) consists of the following:

	2009		2008
Current: Federal State	$		$	- -
Deferred:
Federal		$(81,000)		(451,000)
State		(14,000)		(79,000)
		(95,000)		(530,000)
Benefit from the operating loss carryforward		95,000		530,000
Provision (benefit) for income taxes, net				$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2009	2008

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred income tax asset:
Net operating loss carry-forwards	$453,000	$356,000
Allowance for Doubtful Accounts	69,000	69,000
Research and Development Tax and Credit carryover	624,000	624,000
Valuation allowance	(1,146,000)	(1,049,000)
Deferred income tax asset	$-

The Company has a net operating loss carry-forward of approximately $453,000 available to offset future taxable income through 2023.  In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards.  Consequently, the Company did not include a benefit from operating loss carry-forwards.

The Company has recorded a valuation allowance at December 31, 2009, as it is not expected that the deferred tax assets and liabilities will be realized.  The net change in valuation allowance during the year ended December 31, 2009 resulted in a increase of $97,000.  The net change in valuation allowance stems from the acquisition of Muscato Corporation, a wholly owned subsidiary of M2 Systems Corporation, and its valuation allowance at year end December 31, 2007.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz Wolfe & Associates, certified public accountants.  We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective age as of December 31, 2009 is as follows:

NAME	AGE	POSITION

Michael Muscato	51	Chief Technology Officer, Chairman of the Board of Directors
Joseph W. Adams	53	Chief Executive Officer and Director
Randy Oveson	47	Chief Financial Officer
Malcolm Kirschenbaum	68	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Michael A. Muscato: Chief Technology Officer and Chairman, Mr. Muscato is an entrepreneur with 30 years experience in the software industry. He started with Martin Marietta Information Systems building a Public Health Information System (PHAMIS) utilizing fault-tolerant computers. He has held numerous technology leadership positions where he was responsible for architecting business enterprise solutions. He was the lead architect responsible for building an Electronic Funds Transfer Network (HONOR/STAR) supporting debit cards in a shared environment. It was one of the first of its kind. His responsibilities included engineering, database management, network engineering and planning data centre operations and customer service for the HONOR Network to primarily support Debit cards in a shared environment.

In 1986 Mr. Muscato formed Muscato Corporation as a consulting firm specializing in application interoperability for banks and financial institutions that eventually expanded into several vertical markets. He served as Chairman and Chief Executive Officer for 14 years. Muscato Corporation developed middleware architecture and leading edge applications infrastructure centered around its technologies. Muscato Corporation developed its proprietary platform known as "ENGIN" (Enterprise Generic Integrator). Its customer base included companies such as Citicorp, Delta Airlines and many large healthcare providers. In the ensuing years, under his guidance Muscato Corporation became a multi-million dollar global organisation which was later sold to a public company in March 2000.

In February 2001, Mr. Muscato founded M2 Systems, which repurchased Muscato Corporation.  The same year he formed Symmetrex Corporation, a transaction application service provider, established to provide a turn-key service company geared for electronic payments (prepaid, remittance, payroll and stored value cards) and the automation of health-care claims processing utilising the payments infrastructure. Symmetrex was sold to a private company in September 2006.

Joseph W. Adams: Chief Executive Officer and Director, Joe Adams has over 25 years experience in the information technology and healthcare industries. Mr. Adams has successfully held senior level positions ranging from vice president to President and chief executive officer in companies specializing in healthcare insurance, EDI, electronic commerce, and enterprise application integration markets. He has extensive business and technical experience in providing leadership, direction, and management of a successful organization.

Mr. Adams has prior senior executive experience working at companies such as Muscato Corporation, a multi-million dollar global organization specializing in financial interoperability for banks and financial institutions along with administrative and financial interoperability for the health care market; a Blue Cross and Blue Shield Plan doing over $500M in annual revenues; an Application Services Provider company that offered electronic commerce solutions for the health insurance payer market; and a company that offered electronic claims processing solutions.

He was one of the principals responsible for the strategic vision, design, and implementation of a national company that offered a transaction network/system for the use of e-commerce, electronic data interchange and financial transactions in the health care industry. He was also an officer on the board of directors.

Randy Oveson: Chief Financial Officer, Mr. Oveson started his career in 1987 as a Financial Analyst with Suite Thinking, Inc., a boutique hospitality consulting firm in Newport Beach, CA. There Mr. Oveson developed systems and processes used to analyze dozens of hotels in various operational categories. Mr. Oveson also acted as liaison between hotel owners and management companies, meeting with each monthly and utilizing the proprietary systems developed he was able to increase the profitability of all hotels placed in the Suite Thinking portfolio.

Upon completion of his MBA at Pepperdine University in 1989 Mr. Oveson was offered the position of VP of Finance and Technology of Osar, Ltd., a hotel management company, where Mr. Oveson oversaw the acquisition, asset and financial management, and human resources of 5 hotels through 1994. From 1994 to 1998 he pursued various start-up opportunities in the aerospace, manufacturing, brokerage, and action sports industries where he acted as CFO and in some cases CFO and CIO of these start-up ventures. In 1998 he joined In Touch Communications, Inc. a leader in prepaid home phone service, located in Lake Forest, CA. There Mr. Oveson helped the company grow to become the largest alternative home dial-tone company in the State.

He has now spent ten years in the rapidly growing prepaid industry. He has been instrumental in the business development of prepaid telecommunications, stored-value, and electronic bill payment companies. Mr. Oveson has worked with TransFirst, a multi-billion dollar merchant processing group, as AVP of Business Development leading the product development and sales of prepaid debit cards, prepaid telecommunication products, prepaid open-loop gift cards, money remittance, and electronic bill-pay products. During this time Mr. Oveson has also directed the start-up company, Debit Resources, which provides IVR and telecommunication services in support of Prepaid Stored Value cards issued through numerous prepaid processors. In 2005 Mr. Oveson joined M2 Systems/Symmetrex as CFO where his skills and knowledge of the prepaid industry helped the Symmetrex processing company through a significant growth phase and sale. He holds joint responsibility today as CFO of M2 Systems Corporation and COO of FirstPay Limited where he is responsible for payment services development and the processing center management for payment products.

Malcolm Kirschenbaum: Director, After Mr. Kirschenbaum graduated from University of Florida Law School in 1964, he began his career as a business lawyer at the firm of Gray, Harris & Robinson, Attorneys at Law in Melbourne , Florida where he continues Of Counsel. Over the years he has obtained extensive experience in banking and real estate law, as well as transportation issues, which led to various directorships and chairman positions almost from the beginning of his career.

From 1972 to 1978 Mr. Kirschenbaum served as Director of United National Bank, Cocoa Beach, Florida. He also served as Director of Merritt Square Bank of Merritt Island, and subsequently he served until 1999 as Director of Merritt Island Bank of Merritt Island, Florida. He is currently a Director and substantial shareholder of Prime Bank.

He was appointed by the Governor of Florida, the Speaker of the House and the President of the Senate of The State of Florida as Chairman of the Florida High Speed Rail Transportation Commission from 1988 to 1990, which focuses on the advancement of the development of a Statewide High Speed Rail System in Florida. This distinguished position led to his appointment as Chairman of Florida Transportation Commission from 1994 to 1998.

In 1979 he became President and Owner of EKS, Inc., a real estate development firm located in Cocoa, Florida. He remains President and Co -Owner of EKS, which focuses on new construction and single family homes.
Beginning in February of 1994 he became part owner of TGO Realty, Inc. located in Titusville, Florida. In February of 1996, he became part owner of Mowbray Land Trust of Melbourne, Florida. And in April of 1998 he became part owner of High Point Property Trust of Cocoa, Florida. Mr. Kirschenbaum remains part owner of all three.

Currently, Mr. Kirshenbaum is Of Counsel at Gray, Harris & Robinson, Vice Chairman of Ron Jon Surf Shop, Inc. and most notably a member of The Freedom Forum and Newseum Board of Trustees where he is Chairman of the Finance/ Investment Committee. The Freedom Forum and Newseum Board of Trustees is a nonpartisan foundation dedicated to free press, free speech and free spirit for all people founded in 1991 and is made up of various high profile media and civic leaders, such as Tom Daschle, U.S. Senate Majority Leader and Kenneth A. Paulson, editor of USA TODAY.

Mr. Kirshenbaum considers his civic duty essential and notably has served on a comprehensive list of various groups and organizations. These include: former Member of Brevard Community College Board of Trustees, Member and former Chairman of Cape Canaveral Hospital Foundation, former Member and Chairman of Cape Canaveral Hospital Board of Trustees, Member Board of Trustees, Florida Institute of Technology, Chairman, Leadership Giving of UNITED WAY, former Member and Chairman of WMFE (Public Television & Radio) Board of Trustees and Member, Board of Directors, Florida 2012, Effort to bring Olympic Games to Florida.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended June 30, 2009.

Code of Ethics

The Company has not adopted a Code of Ethics. This officers and directors expect to adopt a code of ethics at the next annual meeting.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009 and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Totals ($)
Michael Muscato	2009	$240,000	-	$-	-	-	-	$4,749.44		$244,750
CTO and Chairman	2008	$150,000	-	$-	-	-	-	$4,506.64		$154,507
Joseph Adams	2009	$240,000	-	$-	-	-	-	$4,749.44		$244,750
CEO and Director	2008	$240,000	-	$-	-	-	-	$4,506.64		$244,507
Randy Oveson	2009	$135,000	-	$-	-	-	-	$4,749.44		$139,750
Chief Financial Officer	2008	$135,000	-	$-	-	-	-	$4,506.64		$139,507
Malcolm Kirschenbaum	2009	$-	-	$-	-	-	-	-		$-
Director	2008	$-	-	$-	-	-	-	-	$

(1)	This amount is the Company paid portion of the health benefit plan.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Michael A. Muscato 2301 Maitland Center Parkway Suite 240 Maitland, Florida 32751	4,400,000	54.14%

Common Stock	Joseph W. Adams 2301 Maitland Center Parkway Suite 240 Maitland, Florida 32751	2,200,000	27.07%

Common Stock	Malcolm Kirshenbaum 516 Delannoy Ave Cocoa, Florida 32922	0	0%

Common Stock	Randy Oveson 4044 W. Lake Mary Blvd Unit#104-120 Lake Mary, Florida 32746	0	0%

Common Stock	All executive officers and directors as a group	6,600,000	81.21%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $25,000 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1          Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

By /s/ Joseph A. Adams
Joseph A. Adams,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Muscato	Chairman of the Board of Directors	March 31, 2010
Michael A. Muscator

/s/ Joseph W. Adams	Director	March 31, 2010
Joseph W. Adams

/s/ Malcolm Kirschenbaum	Director	March 31, 2010
Malcolm Kirschenbaum