Form 10-Q
period 2010-03-31
Muscato Group, Inc.
filed 2010-05-17
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MUSCATO GROUP, INC.
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

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 17, 2010:  8,127,500 shares of Common Stock.

MUSCATO GROUP, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	(Removed and Reserved)	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURE

i

Item 1. Financial Information.

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$186,725	$48,109
Accounts receivable, net	289,875	507,505
Prepaid expenses	91,693	13,348

TOTAL CURRENT ASSETS	568,293	568,962

PROPERTY and EQUIPMENT, net	102,147	116,794

DEPOSITS	21,080	21,080

INTANGIBLE ASSETS, net	18,748	24,999

TOTAL ASSETS	$710,268	$731,835

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$534,392	$377,727
Deferred revenue	652,229	771,159
Current portion of leases payable	14,967	14,967
Funding liability	540,218	470,641
Loans from related parties	287,360	287,360

TOTAL CURRENT LIABILITIES	2,029,166	1,921,854

LONG TERM LIABILITIES
Capital leases payable	52,241	55,812

TOTAL LONG TERM LIABILITIES	52,241	55,812

TOTAL LIABILITIES	2,081,407	1,977,666

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,127,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	813	813
Additional paid in capital	86,243	86,243
Retained earnings (accumulated deficit)	(1,458,195)	(1,332,887)

TOTAL SHAREHOLDERS' DEFICIT	(1,371,139)	(1,245,831)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$710,268	$731,835

The accompanying notes are an integral part of these consolidated financials statements.

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2010	2009

CONTRACT REVENUES EARNED	$922,012	$1,666,206

COST OF REVENUES EARNED	2,840	38,752

GROSS PROFIT	919,172	1,627,454

OPERATING EXPENSES
Salaries and related expenses	617,994	416,829
Professional services	30,276	19,403
General and administrative expenses	306,737	268,551
Rent	63,699	58,074
Depreciation and amortization	23,623	21,549
Total operating expenses	1,042,329	784,406

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(123,157)	843,048

Interest expense	(2,151)	(2,565)
Provision for income taxes	-	-

INCOME (LOSS) FROM OPERATIONS	$(125,308)	$840,483

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING	8,127,500	13,127,500

The accompanying notes are an integral part of these consolidated financials statements.

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(125,308)	$840,483

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,623	21,550
Changes in operating assets and liabilities:
Accounts receivable	217,630	(931,004)
Prepaid assets	(78,345)	50,149
Accounts payable and accrued expenses	156,665	(6,999)
Deferred revenue	(118,930)	56,647

Net cash used in operating activities	75,335	30,826

Cash flows from investing activities:
Purchase of property and equipment	(2,725)	(5,868)
Funding liability	69,577	8,376

Net cash used in investing activities	66,852	8,376

Cash flows from financing activities:
Proceeds (repayments) toward related party loans	-	100,000
Repayments toward capital lease	(3,571)	(3,158)
Net cash provided by financing activities	(3,571)	96,842

NET INCREASE (DECREASE) IN CASH	138,616	136,045

CASH AT BEGINNING OF YEAR	48,109	101,362

CASH AT END OF PERIOD	$186,725	$237,407

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,396	$2,565
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

On October 5, 2009, the Company changed its name to Muscato Group, Inc.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

Income Taxes

The Company accounts for income taxes as follows:

The Company makes no provision for Federal or State income taxes for entities that have elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code.   Entities that have not made this election are accounted for under provisions for “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company has made an allowance of $500,000 as a provision for its estimated tax liability as of September 30, 2009.

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
March 31, 2010 and 2009

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

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

–	Level 1 Inputs: These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

–
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

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

–	Level 3 Inputs: These are unobservable inputs for the asset or liability which require the company’s own assumptions.

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

Recent Accounting Pronouncements

Fair Value Measurements:  In January 2010, the FASB issued ASU 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events:  In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer hardware and software	$554,857	$552,131
Furniture and fixtures	14,294	14,294
Office equipment	60,442	60,442
Leasehold improvements	96,847	96,847
	726,440	723,714
Less: accumulated depreciation	(624,293)	(606,920)

	$102,147	$116,794

For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recorded $17,373 and $63,291, respectively in depreciation and amortization expense.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space, and office machines under non-cancelable operating leases, which expire at various dates through 2012. Rental expense under these leases amounted to approximately $64,000 and $58,000 for the three months ended March 31, 2010 and 2009, respectively

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2010 are as follows:

2010	$161,306
2011	210,026
2012	101,475
Total	$472,807

NOTE 6 – CONCENTRATION OF CREDIT RISK

Accounts receivable - Revenues generated from three customers, comprised approximately 80% of revenues for the nine months ended March 31, 2010. At March 31, 2010, approximately 80% of accounts receivables were from these three customers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements should be read in conjunction with such financial statements and related notes included in this report.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Month Period ended March 31, 2010 Compared to the Three Month Period ended March 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	For the three months ended
	March 31,
	2010	2009

CONTRACT REVENUES EARNED	$922,012	$1,666,206

COST OF REVENUES EARNED	2,840	38,752

GROSS PROFIT	919,172	1,627,454

OPERATING EXPENSES
Salaries and related expenses	617,994	416,829
Professional services	30,276	19,403
General and administrative expenses	306,737	268,551
Rent	63,699	58,074
Depreciation and amortization	23,623	21,549
Total operating expenses	1,042,329	784,406

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(123,157)	843,048

Interest expense	(2,151)	(2,565)
Provision for income taxes	-	-

INCOME (LOSS) FROM OPERATIONS	$(125,308)	$840,483

Contract Revenue Earned:

Contract revenue earned decreased by $744,194, or 45%, from $1,666,206 for the three month period ended March 31, 2009 to $922,012 for the three month period ended March 31, 2010. This was primarily the result of a one-time software license sale in 2009 in the amount of $1,172,750. Although this sale was not repeated in 2010 both maintenance and consulting/service related revenues were significantly higher in 2010 than in 2009--$358,152 and $70,405 respectively due primarily to a new contract relationship with JP Morgan.

Operating Expenses:

Operating expenses increased by $257,923, or 33%, from $784,406 for the three month period ended March 31, 2009 to $1,042,329 for the three month period ended March 31, 2010.  These increases are primarily the result of expenses related to the new contract revenues in Salary and G & A expenses.

Income (Loss) from Operations:

Income from operations decreased by $966,205, from income of $843,048 for the three month period ended March 31, 2009 to a loss of $123,157 for the three month period ended March 31, 2010 mainly due to the higher revenues of 2009 related to the software license and higher revenues and expenses related to the new contract relationships reflected in the 2010 statement.

Interest Expense:

Interest expense for the three month period ended March 31, 2010 and 2009 was $2,151 and $2,565, respectively, a decrease of $414 or 16%. The decrease in interest expense for the period was a result of the natural decrease in interest related to the amortization of a capital lease.

Net Income (loss):

Net Loss was 125,308 for the three month period ended March 31, 2010, compared to Net Income of $840,483 for the three month period ended March 31, 2009, a decrease of $965,791. The decrease in our net income for the three month period was a result of various factors including the higher revenues in 2009 associated with the software license revenue and additional income and expenses related to new contract relationships reflected in the 2010 statement.

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

Item 1A.   Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved).

Item 5.     Other Information.

None.

Item 6.      Exhibits and Reports

(a)              Exhibits

                  31.1 Certification for Joseph Adams as Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  31.2 Certification for Randy Oveson as Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certification for Joseph Adams as Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                  32.2 Certification for Randy Oveson as Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCATO GROUP, INC.

Date: May 17, 2010	By:	/s/ Michael Muscato
Michael A. Muscato
Chairman of the Board of Directors

Date: May 17, 2010	By:	/s/ Joseph Adams
Joseph Adams
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Randy Oveson
Randy Oveson
Chief Financial Officer