Form 10-Q
period 2010-06-30
Muscato Group, Inc.
filed 2010-08-23
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 23, 2010:  8,127,500 shares of Common Stock.

MUSCATO GROUP, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	(Removed and Reserved)	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURE

Item 1. Financial Information.

MUSCATO GROUP, INC. & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$13,855	$48,109
Accounts receivable, net	707,486	507,505
Prepaid expenses	13,571	13,348
Other current assets	183,020	-

TOTAL CURRENT ASSETS	917,932	568,962

PROPERTY and EQUIPMENT, net	91,473	116,794

DEPOSITS	21,080	21,080

INTANGIBLE ASSETS, net	12,499	24,999

TOTAL ASSETS	$1,042,984	$731,835

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$563,346	$377,727
Deferred revenue	773,009	771,159
Current portion of leases payable	14,967	14,967
Funding liability	-	470,641
Loans from related parties	-	287,360

TOTAL CURRENT LIABILITIES	1,351,322	1,921,854

LONG TERM LIABILITIES
Due to Global Bank of Commerce	300,000	-
Capital leases payable	48,558	55,812

TOTAL LONG TERM LIABILITIES	348,558	55,812

TOTAL LIABILITIES	1,699,880	1,977,666

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,127,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009	813	813
Additional paid in capital	809,627	86,243
Retained earnings (accumulated deficit)	(1,467,336)	(1,332,887)

TOTAL SHAREHOLDERS' DEFICIT	(656,896)	(1,245,831)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,042,984	$731,835

The accompanying notes are an integral part of these consolidated financial statements.

MUSCATO GROUP, INC. & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

CONTRACT REVENUES EARNED	$2,312,840	$1,398,105	$3,234,852	$3,064,311

COST OF REVENUES EARNED	583,080	9,604	585,920	48,356

GROSS PROFIT	1,729,760	1,388,501	2,648,932	3,015,955

OPERATING EXPENSES
Salaries and related expenses	489,486	582,732	1,107,480	999,561
Professional services	177,156	19,403	207,432	38,806
General and administrative expenses	996,824	288,490	1,303,561	557,041
Rent	48,414	58,074	112,113	116,148
Depreciation and amortization	24,980	21,571	48,603	43,120
Total operating expenses	1,736,860	970,270	2,779,189	1,754,676

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(7,100)	418,231	(130,257)	1,261,279

Interest expense	(2,151)	(2,466)	(4,192)	(5,031)
Benefit (provision) for income taxes	-	22,000	-	22,000

INCOME (LOSS) FROM OPERATIONS	$(9,251)	$437,765	$(134,449)	$1,278,248

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$0.03	$(0.02)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	8,127,500	13,127,500	8,127,500	13,127,500

The accompanying notes are an integral part of these consolidated financial statements.

MUSCATO GROUP, INC. & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(134,449)	$1,278,248

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	48,603	43,120
Changes in operating assets and liabilities:
Accounts receivable	153,605	(1,259,098)
Prepaid assets	(223)	39,769
Other current assets	(183,020)	-
Accounts payable and accrued expenses	164,872	196,127
Deferred revenue	(73,663)	(224,817)

Net cash used in operating activities	(24,275)	73,350

Cash flows from investing activities:
Purchase of property and equipment	(2,725)	(5,868)
Funding liability	-	-

Net cash used in investing activities	(2,725)	(5,868)

Cash flows from financing activities:
Proceeds (repayments) toward related party loans	-	147,500
Repayments toward capital lease	(7,254)	(7,254)
Net cash provided by financing activities	(7,254)	140,246

NET INCREASE (DECREASE) IN CASH	(34,254)	207,728

CASH AT BEGINNING OF YEAR	48,109	101,362

CASH AT END OF PERIOD	$13,855	$309,090

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,396	$5,130
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

The Share Exchange was  accounted for as a “reverse merger” because the M2 Systems’ Shareholders now own a majority of the outstanding shares of our Common Stock immediately following the Share Exchange.  M2 Systems is deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of M2 Systems and are recorded at the historical cost basis of M2 Systems, and the consolidated financial statements after completion of the Share Exchange include our assets and liabilities and those of M2 Systems, historical operations of M2 Systems, and our operations from the Closing of the Share Exchange.  Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.  Further, because of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred on the date of consummation of the Share Exchange.

On October 5, 2009, the Company changed its name to Muscato Group, Inc.

On May 28, 2010, our wholly owned subsidiary, M2 ReInc II, LLC, a Florida limited liability company, (“ReInc”) entered into an asset purchase agreement with M2 Global, an Antigua Corporation.

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Pursuant to the agreement, ReInc purchased from M2 Global all of its rights, title, and interest in all internet electronic addresses, uniform resource locators and alphanumeric designations owned, and the following names and domain names: M2 Europe, M2 Europe Ltd., M2 Financial, M2 Financial Ltd., M2 ReInc, M2 ReInc, LLC, M2 International, M2 International Ltd., iKobo, ikobo.com, iikobo.com, iikobo.org, ikobo.net, ikobocustomercare.com, ikobocustomercare.org, ikobocustomercare.net, ikobogifts.com, ikobogifts.net, ikoboinc.com, ikoboo.com, ikoboo.net, ikoboo.org, ikobosupport.com, ikobosupport.net,  and ikobosupport.org.

In addition, pursuant to the agreement, M2 Global agreed not to claim any rights associated with the following domain names: m2-financial.com, m2-international.com, and m2-reinc.com.

Additionally, ReInc acquired all the hardware assets that were originally acquired from Symmetrex, Inc., via a Bill of Sale dated March 10, 2009, and any claim to the patent pending or application for Dynamic Card Validation Value (also known as SAFE) and associated trademarks.

Lastly, ReInc acquired all the stock that M2 Global owned in the following entities: (i) 57,560,000 shares of M2 Europe Ltd., at a total purchase price of $25.00; (ii) 1,000 shares of M2 Financial Ltd., at a total purchase price of $25.00; (iii) 100 shares of M2 ReInc LLC at a total purchase price of $25.00; and (iv) 1000 shares of M2 International Ltd., at a total purchase price of $25.00.  As a result of these acquisitions, three entities became wholly-owned subsidiaries of ReInc, specifically M2 Financial Ltd., M2 ReInc LLC, and M2 International, Ltd. Muscato Group. Inc. became the majority shareholder of M2 Europe, Ltd.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

Accounting standards update

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

Principles of Consolidation

The consolidated financial statements include the accounts of Muscato Group, Inc and its majority owned subsidiaries; M2 Systems, Corporation, M2 Financial, Ltd, M2 Europe, Ltd., M2 International, Ltd., and M2 Reinc, LLC. All companies are wholly owned with the exception of M2 Europe, which is majority owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

Income Taxes

The Company accounts for income taxes as follows:

The Company makes no provision for Federal or State income taxes for entities that have elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code.   Entities that have not made this election are accounted for under provisions for “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company has made no provision for its estimated tax liability as of June 30, 2010.

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
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

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
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

Income Taxes:  In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Stock Compensation:  In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition:  In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables:  In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

MUSCATO GROUP, INC & SUBSIDIARIES
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer hardware and software	$559,163	$552,131
Furniture and fixtures	24,294	14,294
Office equipment	60,442	60,442
Leasehold improvements	96,847	96,847
	740,746	723,714
Less: accumulated depreciation	(649,273)	(606,920)

	$91,473	$116,794

For the six months ended June 30,  2010 and the year ended December 31, 2009, the Company recorded $48,603 and $63,291, respectively in depreciation and amortization expense.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space, and office machines under non-cancelable operating leases, which expire at various dates through 2012. Rental expense under these leases amounted to approximately $112,000 and $116,000 for the six months ended June 30, 2010 and 2009, respectively

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2010 are as follows:

2010	$161,306
2011	210,026
2012	53,061
Total	$424,393

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

On May 28, 2010, our wholly owned subsidiary, M2 ReInc II, LLC, a Florida limited liability company, (“ReInc”) entered into an asset purchase agreement with M2 Global, an Antigua Corporation.

Pursuant to the agreement, ReInc purchased from M2 Global all of its rights, title, and interest in all internet electronic addresses, uniform resource locators and alphanumeric designations owned, and the following names and domain names: M2 Europe, M2 Europe Ltd., M2 Financial, M2 Financial Ltd., M2 ReInc, M2 ReInc, LLC, M2 International, M2 International Ltd., iKobo, ikobo.com, iikobo.com, iikobo.org, ikobo.net, ikobocustomercare.com, ikobocustomercare.org, ikobocustomercare.net, ikobogifts.com, ikobogifts.net, ikoboinc.com, ikoboo.com, ikoboo.net, ikoboo.org, ikobosupport.com, ikobosupport.net,  and ikobosupport.org.

In addition, pursuant to the agreement, M2 Global agreed not to claim any rights associated with the following domain names: m2-financial.com, m2-international.com, and m2-reinc.com.

Additionally, ReInc acquired all the hardware assets that were originally acquired from Symmetrex, Inc., via a Bill of Sale dated March 10, 2009, and any claim to the patent pending or application for Dynamic Card Validation Value (also known as SAFE) and associated trademarks.

Lastly, ReInc acquired all the stock that M2 Global owned in the following entities: (i) 57,560,000 shares of M2 Europe Ltd., at a total purchase price of $25.00; (ii) 1,000 shares of M2 Financial Ltd., at a total purchase price of $25.00; (iii) 100 shares of M2 ReInc LLC at a total purchase price of $25.00; and (iv) 1000 shares of M2 International Ltd., at a total purchase price of $25.00.  As a result of these acquisitions, three entities became wholly-owned subsidiaries of ReInc, specifically M2 Financial Ltd., M2 ReInc LLC, and M2 International, Ltd. Muscato Group. Inc. became the majority shareholder of M2 Europe, Ltd.

RESULTS OF OPERATIONS

Results of Operations for the Six month Period ended June 30, 2010 Compared to the Six month Period ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	For the six months ended
	June 30,
	2010		2009

CONTRACT REVENUES EARNED	$3,234,852		$3,064,311

COST OF REVENUES EARNED	585,920		48,356

GROSS PROFIT	2,648,932		3,015,955

OPERATING EXPENSES
Salaries and related expenses	1,107,480		999,561
Professional services	207,432		38,806
General and administrative expenses	1,303,561		557,041
Rent	112,113		116,148
Depreciation and amortization	48,603		43,120
Total operating expenses	2,779,189		1,754,676

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(130,257	) )	1,261,279

Interest expense	(4,192	) )	(5,031)
Provision for income taxes	-		22,000

INCOME (LOSS) FROM OPERATIONS	$(134,449	) )	$1,278,248

Contract Revenue Earned:

Contract revenue earned increased by $170,541, or 5.6%, from $3,234,852 for the six month period ended June 30, 2010 to $3,064,311for the six month period ended June 30, 2009. This was primarily the result of a one-time software license sale in 2009 in the amount of $1,172,750. Although this sale was not repeated in 2010 both maintenance and consulting/service related revenues were significantly higher in 2010 than in 2009.

Operating Expenses:

Operating expenses increased by $1,024,513, or 58.4%, from $1,754,676 for the six month period ended June 30, 2009 to $2,779,189 for the six month period ended June 30, 2010.  These increases are primarily the result of expenses related to the new contract revenues in Salary and G & A expenses.

Income (Loss) from Operations:

Income from operations decreased by $1,143,799, from income of $1,278,248 for the six month period ended June 30, 2009 to a loss of $134,449 for the six month period ended June 30, 2010 mainly due to the higher revenues of 2009 related to the software license and higher revenues and expenses related to the new contract relationships reflected in the 2010 statement.

Interest Expense:

Interest expense for the six month period ended June 30, 2010 and 2009 was $4,192 and $5,031, respectively, a decrease of $839 or 16.7%. The decrease in interest expense for the period was a result of the natural decrease in interest related to the amortization of a capital lease.

Net Income (loss):

Net Loss was ($130,257) for the six month period ended June 30, 2010, compared to Net Income of $1,261,279 for the six month period ended June 30, 2009, a decrease of $1,131,022. The decrease in our net income for the six month period was a result of various factors including the higher revenues in 2009 associated with the software license revenue and additional income and expenses related to new contract relationships reflected in the 2010 statement.

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

Recently issued accounting pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below:

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

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

MUSCATO GROUP, INC.

Date: August 23, 2010	By:	/s/ Michael Muscato
Michael A. Muscato
Chairman of the Board of Directors

Date: August 23, 2010	By:	/s/ Joseph Adams
Joseph Adams
President and Chief Executive Officer

Date: August 23, 2010	By:	/s/ Randy Oveson
Randy Oveson
Chief Financial Officer