Form 10-Q
period 2010-09-30
Muscato Group, Inc.
filed 2010-11-22
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November __, 2010:  8,127,000 shares of Common Stock.

MUSCATO GROUP, INC.
FORM 10-Q
September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	(Removed and Reserved)	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURE

Item 1. Financial Information.

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$144,272	$48,109
Accounts receivable, net	435,595	507,505
Prepaid expenses	53,538	13,348
Other current assets	187,089	-

TOTAL CURRENT ASSETS	820,494	568,962

PROPERTY and EQUIPMENT, net	74,836	116,794

DEPOSITS	21,080	21,080

INTANGIBLE ASSETS, net	6,248	24,999

TOTAL ASSETS	$922,659	$731,835

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$665,247	$377,727
Deferred revenue	630,596	771,159
Current portion of leases payable	14,967	14,967
Funding liability	14,355	470,641
Loans from related parties	-	287,360

TOTAL CURRENT LIABILITIES	1,325,165	1,921,854

LONG TERM LIABILITIES
Due to Global Bank of Commerce	300,000	-
Capital leases payable	44,761	55,812

TOTAL LONG TERM LIABILITIES	344,761	55,812

TOTAL LIABILITIES	1,669,926	1,977,666

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,127,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009	813	813
Additional paid in capital	942,241	86,243
Retained earnings (accumulated deficit)	(1,712,106)	(1,332,887)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	21,785

TOTAL SHAREHOLDERS' DEFICIT	(747,267)	(1,245,831)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$922,659	$731,835

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

CONTRACT REVENUES EARNED	$1,524,952	$965,464	$4,683,189	$4,231,119

COST OF REVENUES EARNED	148,731	1,194	740,099	49,551

GROSS PROFIT	1,376,221	964,270	3,943,091	4,181,568

OPERATING EXPENSES
Salaries and related expenses	1,122,846	662,744	2,586,163	1,579,244
Professional services	17,447	156,938	183,763	514,063
General and administrative expenses	224,341	94,006	1,236,398	413,186
Rent	114,484	60,042	238,379	176,578
Depreciation and amortization	22,887	15,762	71,490	62,221
Total operating expenses	1,502,005	989,492	4,316,193	2,745,292

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(125,785)	(25,222)	(373,102)	1,436,276
Interest income	-	4,528		5,652
Interest expense	(2,151)	(2,365)	(6,117)	(7,396)
Benefit (provision) for income taxes	-	-	-	(500,000)

INCOME (LOSS) FROM OPERATIONS	$(127,936)	$(23,059)	$(379,219)	$934,532

Foreign currency translation adjustment	4,065	-	21,785	-

COMPREHENSIVE LOSS	$(123,871)	$(23,059)	$(357,434)	$934,532

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.05)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING	8,127,500	13,127,500	8,127,500	13,127,500

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(379,219)	$934,532

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	71,490	62,221
Changes in operating assets and liabilities:
Accounts receivable	71,910	(831,865)
Prepaid assets	(40,190)	27,779
Deposits		73,702
Accounts payable and accrued expenses	287,519	322,843
Deferred tax liability	-	500,000
Deferred revenue	(140,563)	(339,705)
Other current assets	(187,089)	-

Net cash used in operating activities	(316,142)	749,507

Cash flows from investing activities:
Purchase of property and equipment	(10,781)	(11,766)
Funding liability	(456,286)	-

Net cash used in investing activities	(467,067)	(11,766)

Cash flows from financing activities:
Proceeds from issuance of common stock	855,998
Proceeds (repayments) toward loans payable	12,640	156,208
Proceeds (repayments) toward related party loans		(1,083,813)
Repayments toward capital lease	(11,051)	(9,772)

Net cash provided by financing activities	857,587	(937,377)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,785	-
NET INCREASE (DECREASE) IN CASH	96,163	(199,636)

CASH AT BEGINNING OF YEAR	48,109	101,362

CASH AT END OF PERIOD	$144,272	$(98,274)

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,117	$7,396

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Muscato Group, Inc and its majority owned subsidiaries; M2 Systems Corporation, M2 Financial, Ltd, M2 Europe, Ltd., M2 International, Ltd., M2 REInc. LLC, and M2REInc. II LLC. All companies are wholly owned with the exception of M2 Europe, which is majority owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of ASC 605 Revenue Recognition, which states that revenue is realized and earned when all of the following criteria are met:

(a) Persuasive evidence of the arrangement exists,
(b) Delivery has occurred or services have been rendered,
(c) The seller’s price to the buyer is fixed and determinable and
(d) Collectability is reasonably assured.

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
September 30, 2010 and 2009

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

Accounts Receivable
Accounts receivable are recorded at amounts due and do not bear interest. The Company reviews these receivables on a monthly basis for collectability. An allowance is established to provide for estimated uncollectable accounts receivable. In estimating the collectability of accounts receivable, management considered the most recent financial information available for the applicable party as well as the most recent payment history. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company has recorded an allowance for doubtful accounts of $128,000 and $69,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Income Taxes

The Company accounts for income taxes as follows:

The Company makes no provision for Federal or State income taxes for entities that have elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code.   Entities that have not made this election are accounted for under provisions for “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company has made no provision for its estimated tax liability as of September 30, 2010.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

Earnings Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and restricted common stock.  The Company had no such dilutive common shares as of September 30, 2010  and 2009, respectively.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

SEC Technical Amendments: In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September  30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Computer hardware and software	$1,687,211	$552,131
Furniture and fixtures	24,294	14,294
Office equipment	60,442	60,442
Leasehold improvements	96,847	96,847
	96,847	723,714
Less: accumulated depreciation	(1,793,958)	(606,920)

	$74,836	$116,794

For the nine months ended September 30,  2010 and the year ended December 31, 2009, the Company recorded $71,490 and $48,603, respectively in depreciation and amortization expense.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space, and office machines under non-cancelable operating leases, which expire at various dates through 2012. Rental expense under these leases amounted to approximately $112,000 and $116,000 for the six months ended June 30, 2010 and 2009, respectively

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2010 are as follows:

2010	$161,306
2011	210,026
2012	53,061
Total	$424,393

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Nine month Period ended September 30, 2010 Compared to the Nine month Period ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	For the nine months ended
	September 30,
	2010	2009

CONTRACT REVENUES EARNED	$4,683,189	$4,231,119

COST OF REVENUES EARNED	740,099	49,551

GROSS PROFIT	3,943,091	4,181,568

OPERATING EXPENSES
Salaries and related expenses	2,586,163	1,579,244
Professional services	183,763	514,063
General and administrative expenses	1,236,398	413,186
Rent	238,379	176,578
Depreciation and amortization	71,490	62,221
Total operating expenses	4,316,193	2,745,292

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INTEREST EXPENSE AND INCOME TAXES	(373,102)	1,436,276
Interest income	-	5,652

Interest expense	(6,117)	(7,396)
Provision for income taxes	-	(500,000)

INCOME (LOSS) FROM OPERATIONS	$(379,219)	$934,532

Contract Revenue Earned:

Contract revenue earned increased by $452,070, or 10.68%, from $4,231,119 for the nine month period ended September 30, 2009 to $4,683,189 for the nine month period ended September 30, 2010. This was primarily the result of higher sales due to the acquisition of the four entities (M2 Euorpe Ltd., M2 Financial Ltd., M2 International Ltd., and M2 ReInc LLC) in May 2010. Also note that a significant portion of the Q1 to Q3 2009 revenues were written off in Q4 2009. In addition a one-time software license sale in 2009 in the amount of $1,172,750. Although this sale was not repeated in 2010 both maintenance and consulting/service related revenues were significantly higher in 2010 than in 2009.

Operating Expenses:

Operating expenses increased by $1,570,901, or 57.22%, from $2,745,292 for the nine month period ended September 30, 2009 to $4,316,192 for the nine month period ended September 30, 2010.  These increases are primarily the result of expenses related to the new resources required to operate the entities acquired in May 2010 in Salary and G & A expenses.

Income (Loss) from Operations:

Income from operations decreased by $1,313,751, from income of $934,532 for the nine month period ended September 30, 2009 to a loss of $379,219 for the nine month period ended September 30, 2010 mainly due to the higher revenues of 2009 related to the software license and higher revenues and expenses related to the new entities reflected in the 2010 statement.  The Company’s loss was offset by a foreign currency translation adjustment gain of $21,785 for the nine months ended September 30, 2010.  This adjustment is the result of converting M2 Europe Ltd. from British Pounds (GBP) to United States Dollar (USD).

Interest Expense:

Interest expense for the nine month period ended September 30, 2010 and 2009 was $0 and $5,652, respectively, a decrease of $5,652 or 0%. The decrease in interest expense for the period was a result of the natural decrease in interest related to the amortization of a capital lease.

Net Income (loss):

Net Loss was ($357,434) for the nine month period ended September 30, 2010, compared to Net Income of $934,532 for the nine month period ended September 30, 2009, a decrease of $1,313,212. The decrease in our net income for the nine month period was a result of various factors including the higher revenues in 2009 associated with the software license revenue and additional income and expenses related to new contract relationships reflected in the 2010 statement.

Results of Operations for the Three month Period ended September 30, 2010 Compared to the Three month Period ended September 30, 2009

Contract Revenue Earned:

Contract revenue earned increased by $559,488, or 57.95%, from $965,464 for the three month period ended September 30, 2009 to $1,524,952 for the three month period ended September 30, 2010. This was primarily the result of higher sales due to the acquisition of the four entities (M2 Euorpe Ltd., M2 Financial Ltd., M2 International Ltd., and M2 ReInc LLC) in May 2010.

Operating Expenses:

Operating expenses increased by $512,513, or 52%, from $989,492 for the three month period ended September 30, 2009 to $1,502,005 for the three month period ended September 30, 2010.  These increases are primarily the result of expenses related to the resources required to operate the new entities in Salary and G & A expenses.

Income (Loss) from Operations:

Income (Loss) from operations decreased by $104,877, from a loss of $23,059 for the three month period ended September 30, 2009 to a loss of $127,936 for the three month period ended September 30, 2010 mainly due to the higher revenues of 2009 related to the software license and higher revenues and expenses related to the new entities reflected in the 2010 statement.  The Company’s loss was offset by a foreign currency translation adjustment gain of $4,065 for the three months ended September 30, 2010.  This adjustment is the result of converting M2 Europe Ltd. from British Pounds (GBP) to United States Dollar (USD).

Interest Expense:

Interest expense for the three month period ended September 30, 2010 and 2009 was $2,365 and $2,151, respectively, a decrease of $214 or 9%. The decrease in interest expense for the period was a result of the natural decrease in interest related to the amortization of a capital lease.

Net Income (loss):

Net Loss was ($123,871) for the three month period ended September 30, 2010, compared to Net Loss of $23,059 for the three month period ended September 30, 2009, an increase in loss of $100,812. The decrease in our net income (loss) for the three month period was a result of various factors including the higher revenues in 2009 associated with the software license revenue and additional income and expenses related to new contract relationships reflected in the 2010 statement.

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

MUSCATO GROUP, INC.

Date: November __, 2010	By:	/s/ Michael Muscato
Michael A. Muscato
Chairman of the Board of Directors

Date: November __, 2010	By:	/s/ Joseph Adams
Joseph Adams
President and Chief Executive Officer

Date: November __, 2010	By:	/s/ Randy Oveson
Randy Oveson
Chief Financial Officer