Form 10-Q/A
period 2010-09-30
Muscato Group, Inc.
filed 2011-02-18
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A-1
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of February __, 2011:  8,127,000 shares of Common Stock.

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

MUSCATO GROUP, INC.

Date: February 18, 2011	By:	/s/ Michael Muscato
Michael A. Muscato
Chairman of the Board of Directors

Date: February 18, 2011	By:	/s/ Joseph Adams
Joseph Adams
President and Chief Executive Officer

Date: February 18, 2011	By:	/s/ Randy Oveson
Randy Oveson
Chief Financial Officer