Form 10-K/A
period 2010-12-31
Muscato Group, Inc.
filed 2011-02-22
CIK 1445356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K/A-1

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

Documents Incorporated by Reference:

None.

i

PART I

ITEM 1.         BUSINESS

Muscato Group, Inc. (the "Company") is the holding company for all M2 operating companies. With a 23-year track record of architecting, developing and implementing transaction processing and financial software, the Company is widely recognized as the gold standard in middleware software engineering and e-commerce system.

Through its operating entities, the Company is defining the next generation of message brokering and e-commerce technology, prepaid and debit card processing technology, money transfer, mobile banking, transaction security and innovative consumer and business solutions for the changing world of health care, financial services and many other industries.

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

Overview of M2’s Business

General
M2 Systems is a software technology company with an emphasis on healthcare services and financial transaction processing. Depending on the business needs of a customer, we can license our software, sell the software as a package, or host and operate the technology for our customer. M2 customers primarily are located in the United States representing industries that include banking, healthcare, insurance, transportation, government and others.

Our technical and market strengths are built on our sophisticated, enterprise level software that can capture, authenticate, translate and route information from any source and send that information to any other business or application for handling. This technology is often referred to as “Interoperability” software or “Middleware.” M2 has architected, developed and owns all of its intellectual property.

Our customers have applied this technology to business processes that include:
•	Medical Claims (including Laboratory, Pharmacy, Medicare and Medicaid)
•	Insurance Enrollments
•	Decision Support Systems
•	Insurance Eligibility
•	Supply Chain Management
•	Electronic Mail (e-mail)
•	Coordination of Benefits (COB)
•	Electronic Funds Transfer/Electronic Remittance Advice (EFT/ERA)

•	Electronic Benefits Transfer/Electronic Payroll Payment (EBT/EPP)
•	Authorization Systems
•	Message Brokering
•	Reservation Systems
•	Pharmacy Encounters
•	Financial Card Management for Financial Institutions

Our largest applications are in the processing of Medicare claims, where we are one of, if not the largest processor of Medicare claims in the US, where our technology handles millions of transactions a day for our customers. M2 Systems is the software vendor for two of the largest US government-sponsored Medicare healthcare companies. Our second strength is in the Prepaid Debit Card business, processing financial transactions from initiation to settlement that originate from all around the world.

Our products are difficult to replicate and compete in fast growing markets and much of our intellectual property is patent protected. Our fixed costs are largely covered by established recurring revenue, leading to increases in revenue that are expected to generate high margin, incremental operating income and profit.

Products

Software Licensing
M2 System’s portfolio of software products is focused on delivering real-time transaction processing capability to several technology markets, including Health Care, Banking and Financial Services, Transportation and others. Our products are built using the latest technology as well as on methods that we have developed over the course of fifteen years of licensing software to clients in markets including finance, healthcare and transportation that require high-availability, high-capacity technology infrastructures. M2 Systems currently owns, maintains and develops two primary software products:

ENGIN®
ENGIN is a sophisticated enterprise-class software product that facilitates communications between different and dissimilar software applications of any kind, by different manufactures or using different languages. ENGIN, (an acronym for “ENterprise Generic INtegrator”) functions as a business-wide system that links different systems together. Simply said, ENGIN helps different systems “talk” to each other, thereby facilitating communication, data transfer and translation between various computer systems that otherwise could not share data.

For example, the system used by an insurance company to receive and process claims will likely be different than the systems used the wide range of providers such as those in a doctor’s office or hospital. ENGIN can link all of these systems so claim data can efficiently be received, translated and processed. It accepts information from one source, translates it, and passes it on to another system in a way that the recipient system can understand and process it.

ENGIN is currently in use in numerous, large corporations worldwide and in a number of major markets including Healthcare (primarily Insurance Payer Specific Applications), Financial Services (Electronic Benefits Transfer, Credit and Debit card processing, Prepaid Cards, Automated Settlement, Banking Transactions), Transportation, Insurance and Telecommunications. More than 100 million messages per day pass through ENGIN installations. Our customers use our software products to pursue new revenue opportunities, cut operating costs, reduce process cycle times, decrease process errors, improve customer service, increase efficiencies and more easily adapt their business processes to changing requirements and conditions.

In 2000, we developed, in close collaboration with a consortium of seven Blue Cross/Blue Shield plans, a HIPAA (Health Insurance Portability and Accountability Act) compliant healthcare application for ENGIN. The suite of healthcare specific tools that came out of this initiative remains the leading Business Process Automation technology in the global healthcare industry.

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

M2 Systems offers a number of advantages in the marketplace. Our “message broker” software addresses a pressing application for businesses to connect legacy systems and offers data integration without disrupting existing systems. The solution provides reliable transformation and exchange of real-time information, delivers industry-leading performance advantages, and allows business decision-makers to easily modify and configure rules in our system with an intuitive user interface (Graphical User Interface). The solution enables rapid data exchange based on user-defined business rules for inbound and outbound messages. The platform processes 90% of business rules immediately, so records like payments, claims updates, and order information are routed accurately and rapidly.

The ENGIN solution is unique because M2 Systems offers all three commonly sought middleware components by IT professionals – message broker, trading partner services and data mart processing. Other vendors offer one or two of the three, and then partner with other providers to complete their offerings. No other company has a fully integrated solution with this kind of end-to-end information integration. ENGIN resides peacefully between existing systems, databases and applications.

ENGIN also is very flexible when compared to competitive solutions, allowing easy customization for a particular business need. Plus, there is no need for technical developers to help set up, customize and run the system. Non-technical people who understand the data they need to manage can configure the system. The solution offers a very user-friendly experience when compared our competitors.

authENGIN
authENGIN® was designed specifically for banks and other financial institutions that issue domestic and international payment cards and serve as an “acquiring” institution accepting card transactions through merchants at retail locations, on the Web or from ATM's. It is a software product, commonly referred to as a “Payment Platform” used to accept, authenticate, route, switch and authorize electronic financial transactions in concert with the major networks, including Visa and MasterCard, domestic and international banks, retail merchants worldwide, ATMs and nearly any other point of contact in the card processing world.

Our target clients are domestic and international banks and payment processors that prefer to license software instead of investing to develop their own. Every time a consumer uses a credit or debit card, a number of systems are involved, including the merchant processor; Visa, MasterCard, or the ATM; and the card issuer systems. authENGIN essentially provides the "electronic handshake" that connects these systems to complete the transaction. authENGIN is a secure, flexible and scalable processing system that is easy to implement with very robust management tools and real-time transaction authorization and settlement capability.

authENGIN includes the capability to provide:
•	Credit and debit card issuing capability
•	PIN and signature based debit card processing
•	Card management and authorization
•	Card production and issuance
•	Payment Gateway services
•	Loyalty programs
•	Payroll programs
•	Incentive and gift card processing
•	Automated Clearing House (ACH) processing
•	Retail loading
•	And much more.

In addition to processing millions of Visa, MasterCard, JCB, Discover, STAR and other network transactions per day, our financial services products include:
MpowerMe – An online portal allowing cardholder to manage their card accounts, set limits, set-up Text Messaging alerts and transactions, move money to multiple accounts and much more.

MpowerManager – This online portal provides the bank or card program managers a wide array of functions for creating and managing cardholder accounts, setting parameters for card use, generating reports, batch loading of cards, managing Know-Your-Customer data, and all of the functions necessary to confidently and easily manage a card program.

MpowerService – This online system is for customer service representatives to provide cardholder support, such as changing a PIN, researching a transaction, issuing a lost or stolen card and so on.

Intellectual Property and Patent Licensing
M2 Systems owns, maintains and develops patented technology.

Secure Access for E-Commerce – SAFE: Card-not-present transactions now are safer than ever before. M2’s US Patented SAFE technology gives cardholders the highest level of comfort when shopping online. SAFE is an unparalleled security feature which is the security equivalent of issuing a new credit or debit card to a cardholder for each transaction. This dynamic CVVOverview of technology (Card Verification Value, printed on the card) makes it possible for a cardholder to easily generate and confirm a unique CVV for every card transaction. SAFE codes are always changing, are transaction specific and have a short life span. All M2 cards carry this patented security feature and it can be licensed for use by other card issuing banks and processors.

Material Agreements

We have entered into agreements with three customers, whereby these agreements comprise of nearly 44% of our revenues. We have sought confidential treatment for these agreements on the basis that the agreements include confidential and proprietary information relating to our business. Additionally, each of the agreements includes a confidentiality provision. As such, all copies of these agreements annexed as Exhibits to this Form 10-K have been redacted, pending the SEC’s final decision regarding our confidentiality request.

Contract with JP Morgan Chase Bank

On March 13, 2009 we entered into a service agreement with JP Morgan Chase Bank (“JPM”) to provide application development, enhancement, testing and support to JPM for a series of software applications. The agreement with JPM provides for a one year term from March 13, 2009, with automatic one year extensions, unless the agreement is otherwise terminated. A redacted copy of the JPM agreement is annexed as Exhibit 10.1

Pursuant to the agreement with JPM, we have agreed to provide members of our staff to assist JPM in the development and testing of specific applications. Our application development services include the creation of new software or the modification of existing software. Additionally, this includes breaks/fixes, change orders, new applications, and the new implementation of existing applications.

Furthermore, we have agreed to provide JPM with program administration and support services. As such, we will provide JPM with 24 hours/7 days per week 2nd level support. In that regard, we have agreed to provide support services both during normal business hours, as well as after hours for critical and emergency support issues. Specific after hour support requiring emergency software changes or software development will be agreed upon with JPM prior to delivery.

Contract with National Government Services

On April 28, 2000, we entered into a Hardware, Software License and Services Agreement with United Wisconsin Services, Inc. On June 16, 2007, we entered into an agreement with Crossroads Acquisition Corp. and National Government Services (“NGS”) whereby we agreed to have our initial contract with United Wisconsin Services, Inc. assigned to them. A redacted copy of the NGS agreement is annexed as Exhibit 10.2.

Pursuant to the agreement, we provide software licensing, hardware as well as support services. In that regard, we have agreed to provide a series of agreed upon software applications. The agreement also provides for the purchase of additional software at a discounted rate.

We have also agreed to provide specified hardware and components, including our obligation to install the components. All installation will be performed during normal business hours and all fees and costs, including applicable taxes and shipping fees, must be paid within 30 days of receipt of our invoice.

The agreement also provides for our continued maintenance of our software and hardware components. In that regard, we have agreed to provide an extended maintenance program, which will take effect upon the expiration of the warranty of our products. Our maintenance will be available on a 24 hours/7 days per week basis, with four separate categories of problems: Category 1: critical problem; Category 2: serious problem; Category 3: normal problem; and Category 4: minor problem. Each specified level of problems will be addressed, although Category 3 and Category 4 problems will be provided a specific customer service representative to coordinate assistance for the problem’s resolution.

Contract with Excellus

On August 3, 1993, we entered into a Software License Agreement with Excellus (“Excellus”). The agreement with Excellus provided for the sale of a software license for our base ENGIN software system, as well as data services and asynchronous transaction manager software products. Additionally, the agreement with Excellus also provides for a maintenance program, whereby we have agreed to provide a five day per week customer service support to Excellus. The software license agreement and maintenance agreement are for a one year term, which automatically renews from year to year unless notice of an intent to cancel the agreement is provided by Excellus.  A redacted copy of the Excellus agreement is annexed as Exhibit 10.3.

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

Revenue and Cost Model

We generate revenue from licensing our products to our customers.  Our licensing revenue is largely comprised of paid-up fees supported by annual maintenance fees. We also charge our licensees for support, any and all custom development and, in some cases, per transaction fees. Our business is comprised almost entirely of fixed costs (developers). We are like most software businesses in that once our cost of developing a product is covered incremental sales revenue for this product drops almost entirely down to the bottom line. ENGIN and health ENGIN are mature, and consequently, high margin products. authENGIN is a relatively young application and we are still working to pay back its development costs.

All of our licensed products are based on a “right” to use basis and we also provide maintenance services pursuant to separate maintenance agreements, relating to our licensed products. Our license agreements are typically 5 year licenses with a perpetual renewal unless terminated by either party, with 90 days notice. Our new license model for authENGIN will be based on the same strategy, along with a cost per transaction fee that will based on projected volumes and consumer use. This is standard practice in the financial community as we target a specific vendor in this marketplace.

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

ITEM 2.         DESCRIPTION OF PROPERTY.

We do not own any property.  We lease our corporate headquarters located at 2301 Maitland Center Parkway, Maitland, Florida 32751.  We pay a total rent of $12,722 per month for this location.  We also lease two data centers.  One data center is located at 348 East Winchester Road, Murray, Utah and we pay $5,600 per month for rent.  The other data center is located at 850 Trafalgar Drive, Maitland, Florida 32751 and we pay $5,331 per month for rent.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the approval of the board of directors (the “Board”) of Color Accents Holdings, Inc., a Nevada corporation (the “Company”), and the written consent of at least a majority of the outstanding shares of common stock of the Company, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change the name of the Company from “Color Accents Holdings, Inc.” to “Muscato Group, Inc.” The Certificate of Amendment became effective on October 5, 2009.  A copy of the Certificate of Amendment is incorporated by reference and were filed with the Company’s Current Report on Form 8-K filed on December 18, 2009.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “MGRP” since December 3, 2009.  To date there has been a very limited trading market for our Common Stock.

	2009		2008

Quarter Ended:	High	Low	High	Low

March 31	$-	-	$-	$-
June 30	-	-	-	-
September 30	-	-	-	-
December 31	6.10	5.50	-	-

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

Overview

Results of Operations

For the period ending December 31, 2009, we had $5,311,967 in revenue. Expenses for the period ending December 31, 2009 totaled $5,487,343 resulting in a Net gain (loss) of ($238,244).

Revenues. Revenue increased $2,848,628, or 116%, to $5,311,967 for the year ended December 31, 2009, compared to the same period of the prior year. The increase in revenue was attributable to addition of significant new clients accounting for the majority of this increase.

Cost of revenues. Cost of revenues consisted of materials and labor directly related to customer revenues such as development costs and applicable overhead allocations. Cost of revenues increased $409,756, or 76%, to $945,748 for the year ended December 31, 2009, compared to the same period of the prior year. The increase in cost of revenues was attributable to the increase in revenue specifically personnel required to provide services for the new clients.

Gross Profit. The gross profit is attributable to the increased revenues. Gross profit increased $2,438,872 or 127% for the year ended December 31, 2009, compared to the same period for the prior year. Gross margin was 82% and 78% respectively, for the years ended December 31, 2009 and 2008.

General and administrative. General and administrative expenses decreased $435,787, or 13%, to $2,881,681, for the year ended December 31, 2009 when compared to the same period of the prior year. The decrease was primarily due to increased management attention to general and overhead costs.

Sales and marketing expense. Sales and marketing increased by $75,722 to $75,722 for the year ended December 31, 2009, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the renewed sales efforts in 2009.

Bad Debt Expense. Bad Debt Expense increased primarily due to the write-down of invoices directly attributable to a single large processing client. Bad Debt Expense for the year ending December 31, 2009 was $1,576,035 as compared to $0 for the same period in the prior year.

Depreciation and Amortization. Depreciation and Amortization increased by $26,627 or 43% to $88,921 for the year ended December 31, 2009, compared to the same period of the prior year. This is attributable to the depreciation of the additional capital expenditures for 2008 and 2009.

Net loss. Net loss for the year ended December 31, 2009, was $(238,244), or $(0.02) per basic and diluted share compared to Net income of $651,642, or $6,516.42 per basic and diluted share, for the same period of the prior year.

Capital Resources and Liquidity

As of December 31, 2009, we had $48,109 of cash and cash equivalents, compared to $101,362 of cash and cash equivalents at December 31, 2008. We have incurred operational losses for 2009 and have a deficit in net working capital for both 2009 and 2008. However we believe that our current available cash and cash equivalents along with anticipated revenues will be sufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern is not contingent on us receiving additional funds in the form of equity or debt financing. However, we are pursuing strategic financing alternatives to ensure ongoing that ongoing financial stability is not only dependent upon anticipated revenues.

Net cash provided by operating activities was $941,208 for 2009 and cash used in operating activities was $1,468,898 for 2008. Net cash provided by operating activities in 2009 was primarily attributable to the aggressive collection of client accounts receivable and increase in funding/deposit liability account (See note 2). Net cash used in operating activities in 2008 was primarily attributable to a one-time adjustment of long-term debt and its associated accrued interest. (See note 2). We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $39,464 for 2009 and cash used in investing activities was $105,891 for 2008. These are both attributable to capital expenditures for acquisition of equipment--primarily computer hardware and software required for use in business operations.

Net cash used in financing activities was $954,997 for 2009 and cash provided by financing activities was $1,331,633 for 2008. Net cash used in financing activities for 2009 is attributable to the repayment of related party loans and net cash provided by financing activities for 2008 is attributable to the receipt of proceeds from the related party loan.

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

As more fully described in Note 11 to the consolidated financial statements, the Company determined that certain account balances and the presentation of financial information was  not accurately presented in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These include modifying the description of loan payable, reclassification of expenses on the Statement of Operations and the Statement of Shareholders’ Equity and providing additional disclosures relating to revenue recognition and intangible assets.  Accordingly, the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash for flows for the years ended December 31, 2009 and 2008 have been revised to reflect corrections to previously reported amounts.

 /s/ JEWETT, SCHWARTZ, WOLFE AND ASSOCIATES
Hollywood, Florida
March 31, 2010
Except for Notes 2, 4 and 11, which are dated February 22, 2011

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$48,109	$101,362
Accounts receivable, net	507,506	793,467
Prepaid expenses	13,348	60,681

TOTAL CURRENT ASSETS	568,962	955,510

PROPERTY and EQUIPMENT, net	116,794	140,619

DEPOSITS	21,080	94,782

INTANGIBLE ASSETS, net	24,999	50,000

TOTAL ASSETS	$731,835	$1,240,911

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,727	$168,869
Deferred revenue	771,159	747,996
Loans from related parties	287,360	1,247,619
Current portion of note payable	14,967	13,235
Funding liability	488,641	-

TOTAL CURRENT LIABILITIES	1,921,854	2,177,719

LONG TERM NOTE PAYABLE	55,812	70,779

TOTAL LIABILITIES	1,977,666	2,248,498

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,127,000 and 13,127,000 shares issued and
outstanding as of December 31, 2009 and 2008	813	1,313

Additional paid in capital	86,243	85,743
Retained earnings (accumulated deficit)	(1,332,887)	(1,094,643)

TOTAL SHAREHOLDERS' DEFICIT	(1,245,831)	(1,007,587)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$731,835	$1,240,911

Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 31, 2009		December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer lists	$487,000	$(462,000)	$487,000	$(437,000)

Total	$487,000	$(462,000)	$487,000	$(437,000)

We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Amortization expense relating to our intangible assets was $25,000 during 2009 and $25,000 during 2008.

Estimated future amortization expense for the year ended December 31, 2010 is $25,000.     Our customer lists will be fully amortized as of December 31, 2010.

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

CONTRACT REVENUES EARNED	$5,311,967	$2,463,339

COST OF REVENUES EARNED	945,748	535,992

GROSS PROFIT	4,366,219	1,927,347

OPERATING EXPENSES
General and administrative expenses	2,881,681	3,317,468
Sales and marketing	75,722	-
Bad debt expenses	1,576,035	-

Depreciation and amortization	88,291	62,292
Total operating expenses	4,622,359	3.379,760

LOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST INCOME, EXPENSE AND INCOME TAXES	(256,140)	(1,452,413)

Other income	-	2,104,055
Interest income	5,652	-
Interest expense	(9,656)	-
Income Tax expense	21,900	-

INCOME (LOSS) FROM OPERATIONS	$(238,244)	$651,642

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$6,516.42

WEIGHTED AVERAGE SHARES OUTSTANDING	13,127,000	100

MUSCATO GROUP, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, no par value
		Par	Paid in	Accumulated	Shareholders'
	Shares	Value	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2007	13,127,500	$1,313	$85,743	$(1,746,285)	$(1,659,229)

Net income	-		-	651,642	651,642

BALANCE AT DECEMBER 31, 2008	13,127,500	1,313	$85,743	$(1,094,643)	$(1,007,587)

Cancellation of shares	(5,000,000)	(500)	500	-	-

Net loss	-		-	(238,244)	(238,244)

BALANCE AT DECEMBER 31, 2009	8,127,500	$813	$86,243	$(1,332,887)	$(1,245,831)

MUSCATO GROUP, INC. & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(238,244)	$651,642

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	88,289	62,292
Allowance for doubtful accounts	-	69,000
Net adjustment debt forgiveness	-	(2,152,229)
Changes in operating assets and liabilities:
Accounts receivable	285,961	5,838
Prepaid assets	47,333	(23,030)
Deposits	73,702	1,681
Accounts payable and accrued expenses	190,363	(262,711)
Deferred revenue	23,163	178,619
Other current liabilities	470,641	-
Net cash provided by (used in) operating activities	941,208	(1,468,898)

Cash flows from investing activities:
Acquisition of property and equipment	(39,464)	(105,891)

Net cash used in investing activities	(39,464)	(105,891)

Cash flows from financing activities:
Proceeds from loans payable	5,262	1,331,633
Repayments of loans payable	(960,259)	-

Net cash provided by financing activities	(954,997)	1,331,633

NET DECREASE IN CASH	(53,253)	(243,156)

CASH AT BEGINNING OF YEAR	101,362	344,518

CASH AT END OF PERIOD	$48,109	$101,362

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

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

Revenue Recognition

Software License Fees. The Company recognizes software license fee revenue in accordance with the ASC 605-985, Revenue Recognition: Software and ASC 605, Revenue Recognition.  For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection  of the fee is considered probable and (iii) the fee is fixed or determinable.
In most arrangements, vendor specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the relative sales price to determine the amount of revenue to be allocated to the license element, if not readily determinable.

Under ASC 605-985, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

ASC 605-985 (SOP 97-2) requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals or separate sales with consistent pricing of PCS, expressed in either dollar or percentage terms. In determining whether a stated renewal is substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

ASC 605-985 (SOP 97-2) also requires the seller of software that includes services to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the services revenue. The Company establishes VSOE of the fair value of services by reference to separate sales of comparable services with consistent pricing. In determining whether services pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria or the expiration of the acceptance period. The Company also defers the recognition of revenue on transactions involving less-established or newly released software products that do not have a history of successful implementation. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer. In the absence of customer-specific acceptance provisions, software license arrangements generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. If the Company’s product history supports an assessment by management that the likelihood of non-acceptance is remote, the Company recognizes revenue when all other criteria of revenue recognition are met.

Maintenance Fees. The Company typically enters into a separate arrangement that include an initial (bundled) PCS term of one year with subsequent renewals for additional years within the initial license period.

Services. The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed. For those arrangements in which services revenue is deferred and the Company determines that the direct costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the services revenue as it is recognized.

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

The origin of the ACH remittance program stems from a prior arrangement entered into with M2 Global Ltd. In 2008, M2 Global Ltd. acquired the iKobo remittance program. The iKobo program was an unsuccessful venture undertaken by M2 Financial Ltd. (“M2 Financial”). We provided M2 Financial with software, support and ACH services through 2009 for the iKobo remittance program. Additionally, we assisted M2 Financial in passing ACH funds to the appropriate issuing bank, the Global Bank of Commerce (“GBC”), as a part of its remittance program. To account for these funds, a funding liability account was implemented on the M2 Systems general ledger. As such, as funds came into the account they were credited. Conversely, as funds were paid they were debited from the funding liability account. M2 Financial endured financial difficulty and as a result M2 Systems stopped forwarding iKobo remittance funds to GBC. In December 2009, GBC shut down the iKobo program and as a result M2 Systems incurred a large balance in the ACH/funding liability account.

In May 2010, Muscato Group Inc. purchased from M2 Global 4 entities including M2 Financial Ltd. At that time all balances became internal due from/due to with the exception of the liability owed to GBC. In July 2010 Muscato Group reached an agreement with GBC on these balances and the required adjustments were made to the appropriate books. As a result, Muscato Group Inc's M2 Financial entity took on a $300,000 liability payable to GBC, which is now reflected on the balance sheet in Q3.

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

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the impact of this standard. Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

For the year ended December 31, 2009 and 2008, the Company recorded $63,291 and $37,000 respectively in depreciation and amortization expense.

NOTE 4 – INTANGIBLE ASSETS

Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 31, 2009		December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer lists	$487,000	$(462,000)	$487,000	$(437,000)

Total	$487,000	$(462,000)	$487,000	$(437,000)

We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Amortization expense relating to our intangible assets was $25,000 during 2009 and $25,000 during 2008.

Estimated future amortization expense for the year ended December 31, 2010 is $25,000.     Our customer lists will be fully amortized as of December 31, 2010.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

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

NOTE 6 - ACQUISITION

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

NOTE 7 – COMMON STOCK

In connection with the Acquisition (see Note 4), the previous owner of Color Accents placed 5,000,000 shares of common stock into an escrow account in connection with the Share Exchange Agreement.  These shares were cancelled as of December 31, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

Accounts receivable - Revenues generated from three customers, comprised approximately 44% of revenues for the year ended December 31, 2009. At December 31, 2009 approximately 44% of accounts receivables were from these three customers. As such, we are dependent on these three customers as they account for a significant and material portion of our generated revenues. If any of these three customers were to discontinue the purchase and use of our products it would have a materially adverse effect on our revenues and would significantly hinder our business operations.

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2009 includes only expected tax benefit from entities subject to taxation. The provision (benefit) consists of the following:

	2009	2008
Current:
Federal	-	-
State	$-	$-
Deferred:
Federal	$(81,000)	(451,000)
State	(14,000)	(79,000)
	(95,000)	(530,000)
Benefit from the operating loss carryforward	95,000	530,000
Provision (benefit) for income taxes, net		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2009	2008

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

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

MUSCATO GROUP, INC & SUBSIDIARY
(f/k/a COLOR ACCENTS HOLDINGS, INC. & SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 – RESTATEMENT

	As previously	As restated
	recorded
STATEMENT OF OPERATIONS
Year ended December 31, 2009

COST OF REVENUES EARNED	80,765	945,748	(a)

OPERATING EXPENSES
Salaries and related expenses	3,113,720	-	(b)
Professional services	119,343	-	(b)
Rent	235,714	-	(b)
General and administrative expense	1,930,276	4,457,716	(b)
Sales and marketing	-	75,722	(b)
Depreciation and amortization	88,921	88,921	(b)
Total	5,487,974	4,622,359

STATEMENT OF OPERATIONS
Year ended December 31, 2008

COST OF REVENUES EARNED	-	535,992	(a)

OPERATING EXPENSES
Salaries and related expenses	2,233,444	3,317,468	(b)
Professional services	807,019	-	(b)
Rent	175,983	-	(b)
General and administrative expense	637,014	-	(b)
Sales and marketing	-	-	(b)
Depreciation and amortization	62,292	62,292	(b)
Total	3,915,752	3,379,760

Other income	2,320,258	2,104,055	(c )

STATEMENT OF SHAREHOLDERS' EQUITY
Year ended December 31, 2008

Reclassification	(216,203)	0	(c )
Net income	867,845	651,642	(c )
Total	651,642	651,642

(a)	Upon further review of its expense allocations, the Company reclassified salaries and related payroll expenses associated with research and development and consulting services specifically associated with its software product from general and administrative expense to cost of revenues earned.
There was no change in net income (loss) to the Company as a result of these reclassifications

(b)	The Company reclassified its expense allocations to better reflect the nature of the expense.
There was no change in net income (loss) to the Company as a result of these reclassifications

(c )	The reclassification represented a reversal of a related party receivable carried over from prior years.
Such amount has since been reclassified as an "other expense" on the Statement of Operations. There was no impact on the accumulated deficit as of December 31, 2008 as a result of this reclassification

 NOTE 12 – SUBSEQUENT EVENTS

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

In 1986 Mr. Muscato formed Muscato Corporation as a consulting firm specializing in application interoperability for banks and financial institutions that eventually expanded into several vertical markets. He served as Chairman and Chief Executive Officer for 14 years. Muscato Corporation developed middleware architecture and leading edge applications infrastructure centered around its technologies. Muscato Corporation developed its proprietary platform known as "ENGIN" (Enterprise Generic Integrator). Its customer base included companies such as Citicorp, Delta Airlines and many large healthcare providers. In the ensuing years, under his guidance Muscato Corporation became a multi-million dollar global organization which was later sold to a public company in March 2000.

In February 2001, Mr. Muscato founded M2 Systems, which repurchased Muscato Corporation. The same year he formed Symmetrex Corporation, a transaction application service provider, established to provide a turn-key service company geared for electronic payments (prepaid, remittance, payroll and stored value cards) and the automation of health-care claims processing utilizing the payments infrastructure. Symmetrex was sold to a private company in September 2006.

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

Mr. Kirshenbaum also serves as  Of Counsel at Gray, Harris & Robinson, where he specializes in banking and real estate law, as well as transportation issues.

Additionally, Mr. Kirshenbaum also currently serves as theVice Chairman of Ron Jon Surf Shop, Inc. and most notably a member of The Freedom Forum and Newseum Board of Trustees where he is Chairman of the Finance/ Investment Committee. The Freedom Forum and Newseum Board of Trustees is a nonpartisan foundation dedicated to free press, free speech and free spirit for all people founded in 1991 and is made up of various high profile media and civic leaders, such as Tom Daschle, U.S. Senate Majority Leader and Kenneth A. Paulson, editor of USA TODAY.

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

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

To date, we do not have an audit committee financial expert serving on our audit committee.

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

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Additionally, we have not yet adopted a code of ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company.  At a later time, a code of ethics may be adopted by the Board of Directors.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Agreement between M2 Systems Corp. and JP Morgan Chase, dated March 31, 2009. (1)
10.2	Agreement between Muscato Corporation and National Government Services, dated June 16, 2007. (1)
10.3	Agreement between Muscato Corporation and Excellus, dated August 3, 1993. (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011

By /s/ Joseph W. Adams
Joseph W. Adams,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Muscato	Chairman of the Board of Directors	February 22, 2011
Michael A. Muscato

/s/ Joseph W. Adams	Director	February 22, 2011
Joseph W. Adams

/s/ Randy Oveson	Chief Financial Officer
Randy Oveson	Chief Accounting Officer	February 22, 2011